Form 10KSB
period 2001-12-31
CARCORP USA CORP
filed 2002-05-02
CIK 1161723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                    333-73286
                            (Commission file number)

                             CARCORP USA CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Delaware                                           26-0003788
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)

             2600 NW 55 Court, Suite 234, Fort Lauderdale, FL 33309
               (Address of principal executive offices) (Zip Code)

                                 (888) 735-5557
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenue for the year ended December 31, 2001: $5,334,559

The number of shares outstanding of the registrant's Common Stock as of March 31, 2002 was 18,851,033.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                     PART I

This Annual Report on Form 10-KSB contains statements that are forward-looking, including statements relating to anticipated operating results, growth, financial resources, the development of new markets, and the development and acceptance of our business strategy. Investors are cautioned that, although CarCorp believes that its expectations are based on reasonable assumptions, forward-looking statements involve risks and uncertainties which may affect CarCorp 's business and prospects, including changes in economic and market conditions, acceptance of CarCorp 's financing products and other factors discussed elsewhere in this Form 10KSB.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

We are a Florida-based transportation finance company that provides full payout lease financing for a wide range of commercial and personal vehicles, including middle market autos, luxury sports and specialty cars, limousines, trucks, and coach buses. From our inception, we have specialized in the near-prime credit sector, which is strategically positioned immediately below prime, but significantly above sub-prime, representing the B+ to C+ credit quality borrower. This is one of the largest and fastest growing segments of the vehicle financing markets in the United States. Despite its size, this market is not served by the banks or the large leasing captives (finance divisions of auto makers), as these two financing groups restrict their lending activity to the A credit sector exclusively. Because of this restriction, the near-prime vehicle leasing sector remains underserved and interest rates of 15% to 20% per annum are accepted industry standards. The interest rates earned on our current portfolio of leases range from 13% to 18% with the average being approximately 15%.

We generate revenue from direct financing and operating leases that we originate. We classify these leases as direct financing leases since they contain a bargain purchase option. For direct financing leases at the inception of the lease, we determine the gross investment (minimum lease payments plus any unguaranteed residual value). The difference between the gross investment and carrying amount of the leased asset is unearned income amortized over the lease term using the interest method. There is no unguaranteed residual value to account for since these leases contain a bargain purchase option and the lessee is responsible for any shortfall, if the value of the vehicle at the end of the lease is less than the bargain purchase amount. We also originate operating leases. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. The original term of both types of leases are generally four to five years. Interest rates implicit in the leases range generally from 13% to 18%.

We incur general and administrative costs such as rent, salaries, commissions and communication costs. We also have to purchase the vehicles that we lease to our customers. We borrow the money from financial institutions under note payable agreements to purchase these vehicles. We pay interest on the borrowed money generally at the current prime interest rate. We are able to generate a profit when our volume of leases is to the level where the interest implicit in the leases less the interest we pay on the money we borrow is more than general and administrative expenses we incur to operate our business.

We operate from a 50,000 square feet office/warehouse space that provides adequate parking for over 250 vehicles and office accommodations for the entire staff. Our state-of-the-art computer network incorporates a fully automated lease financing system that is approved by the FDIC for bank use, but we are not insured or inspected by the FDIC. Our management has focused on building a capable and extensive lease origination, processing and collections operation to ensure our ability to grow, while maintaining low delinquency levels and assured, timely recoveries. We serve a niche middle market overlooked by the banks and captive financial companies (such as Chrysler Credit and GMAC) ranging from the B+ to C+ credit quality borrower. This category does not include sub-prime borrowers and remains several credit grades above this level. In this underserved market, we may charge interest rates of 15% to 20% per annum on full payout leases.

We have developed the credit underwriting process into an efficient and reliable form encompassing:

     o A strong credit team of seasoned professionals, committed to maintaining the high underwriting and credit standards;

     o A well defined, streamlined, credit screening process supported by time tested customer credit profiles. This credit screening includes our unique two-decision policy on all transactions below a certain credit profile and on all declines;

     o Our credit analysis also incorporates a number of credit information sources including Experian (TRW), Equifax, plus Dunn and Bradstreet, personal financial statements and credit references, in order to form and make loan credit decisions;

     o In-depth understanding of vehicle values to insure proper collateral coverage backed up by a full field inspection of vehicles prior to payout; and

     o A lease structure restricted to full payout transactions resulting in reduced risk and zero reliance on "residual" vehicle values for loan repayment.

We have seasoned professionals managing the collection process with an emphasis on maintaining a highly aggressive and extremely pro-active collection policy. We employ a wide range of aggressive strategies, resulting in minimal delinquency levels and a historical loan loss of less than one percent, which is well below industry standards of 3% to 5% for loans of this kind. However, we have only been in operation a short period of time and cannot guarantee that our loan losses will be well below the industry averages. We locate delinquent vehicles through the efforts of our aggressive and experienced field collection staff, augmented by a satellite tracking system that can pin-point the location of any vehicle equipped with this technology. Generally as a condition of the lease, we require this tracking system to be installed in the vehicle. The cost of the system is built into the lease payment and paid for the lessee. We are one of the few companies in this market that utilizes this state-of-the-art system.

Once a delinquent vehicle is located it is repossessed through our national network of licensed independent repossession companies. The repossessed vehicles are transported to our Ft. Lauderdale, Florida headquarters site, via a dedicated fleet of trucks used for this purpose. The reclaimed vehicles are then brought back to peak operating order at designated garages before being re-leased (or sold) at our resale centers or through our network of dealer and brokers. The turn around time from repossession to re-lease or sale is generally no greater than 30 days. This process is further supported by an in-house legal staff that can respond quickly should any issue requiring legal intervention arise.

Historically, each lease financed by us has been collateralized as follows:

ACTUAL STREAM OF PAYMENTS COMPRISING THE LEASE. The lease stream represents the primary source of repayment as 95% of all leases financed by us are repaid without incident. This condition is the direct result of our exacting credit standards and uncompromising loan monitoring procedures.

UNDERLYING VEHICLE FINANCED BY THE LEASE. The secondary means of repayment are the vehicles financed by the lease, that are owned by us as the lessor. Also, each lease must be supported by a down payment of approximately 15%, which expands to an average equity position of 21% during the repayment period. To add an additional layer of support, we place a electronic tracking device in the majority of our trucks, limousines and high end vehicles that allow us to locate and track on our computers a vehicle's movements at any time via the Internet. Accordingly, these vehicles can be located and repossessed without engaging in expensive and time-consuming field surveillance or guesswork. The computer program also provides us with the capability to turn the vehicle's engine off and lock the doors with a few simple keystrokes.

GUARANTEE OF THE LESSEE(S). When a vehicle is repossessed, it is almost always re-leased, rather than sold, to a new lessee within weeks. Upon re-leasing, we always require an additional down payment of 15% to 20%, which is used as an additional reserve against losses. While the second lessee is required to personally guarantee the new lease, the original lessee's guarantee remains in full force and effect until the obligation is fully repaid. Accordingly, in those rare instances when an end of lease deficit position does occur, we have full recourse to all guarantors, which are aggressively pursued by our in-house attorneys until full payment is received.

We have developed a nationwide network of dealers and brokers that provide an ever-growing volume of lease financing activity. National market presence is managed through our offices in Florida, and two lease production facilities located in New York and California. The New York office is being expanded into a stand-alone operation due to the lease volume generated in that market. Over the next 12 months, we plan to establish a loan production office in Chicago staffed with local personnel, consistent with our staffing policy.

In accordance with industry standards, all credit facilities are on a full recourse basis. We enjoy an excellent relationship with our funding sources, which collectively provide $80 million in overall credit lines. However, we have limited availability remaining under these lines, which cannot be increased due to the mandated lending limits of these financial institutions. Therefore, we are currently pursuing a larger credit line with other industry lenders.

MARKET

The vehicle lease financing market is divided into three categories:

     o    prime;
     o    near-prime; and
     o    sub-prime.

These three categories reflect the underlying credit quality of the lessee (borrower) and as such have a direct impact on the source and cost of financing to the borrower.

We provide financing, on a selective basis, to the near-prime market sector, from an existing network of approximately 180 vehicle dealers and brokers (out of a total of 200,000 nationally). The near-prime market is strategically positioned immediately below prime, but significantly above sub-prime credit quality. The near-prime sector constitutes approximately 30% of the total vehicle leasing market in the United States. This sector has provides us with returns that far exceed those of the prime market, without the exposure to loan losses experienced at the sub-prime levels.

Of the approximately 100 independent leasing companies serving the near-prime market sector, only approximately 20 compete with us in national financing programs. However, almost none of these national competitors have well established, technologically advanced operations, and consequently lack the efficiencies and capabilities that we can provide. As a result, we can compete more effectively on service, pricing, and overall transaction management. For these reasons, we are positioned at the forefront of this market segment.

We provide lease financing products described below. Current emphasis is on exotic and high-end autos and limousines, followed by middle market autos, trucks and coach buses. However, our market focus can and does move in tandem with market trends, and as such, our overall market strategy is constantly adjusted to conform to existing conditions and opportunities.

MIDDLE MARKET AUTOS. Middle market autos are identified as those cars not covered in the Exotic or High-End product segments, and generally range in price from between $15,000 and $30,000. This product segment is comprised of both new and used autos. At present this segment represents the largest contribution to our annual lease financing volume. The volume in this segment can be expanded or contracted in response to overall market conditions. We differentiate ourselves from our competition by offering the dealers better service and more timely approval of the lease applications. Dealers are more likely to encourage a customer to lease a car versus purchase a car if the customer is trying to minimize their monthly payment. This segment currently represents approximately 35% of our business.

EXOTIC AUTOS. This auto-financing segment (including Rolls Royce, Ferrari, Lamborghini, Maserati, Bentley, Aston Martin, as well as vintage automobiles) represents a $3 billion per year industry in the United States, in which we have only participated sparingly. The limited lease financing by us is due to the existing funding sources viewing this segment as outside their primary strength (the position taken by most banks). Consequently, leasing rates of 17% to 19% for these vehicles are routine. However, the credit quality of the underlying lessee is generally strong, resulting in low delinquency and even lower repossessions. These positive aspects are further enhanced by a rising asset value over time. We have an excellent background in the high-end car market through our lending activities and personal associations with many of the senior people within this market segment. Our affiliation with the key dealers and brokers in this product class, position us for a material expansion in this area without the necessity of competing on either price or credit quality. This segment currently represents approximately 4% of our business.

HIGH-END AUTOS. This product segment is represented by such autos as Mercedes Benz, BMW, Jaguar, Audi, Lexus, Infiniti, Land Rover, Hummer and Volvo and presently constitutes the fastest growing segment of our business through long established nationwide dealer relationships. Our experience in the high-end sector has fostered a thorough understanding of the various market forces that drive it, the general composition of its demand curve, as well as the various vehicle valuation techniques available. The California market is the heart of the high-end car market. We have maintained an office and major profile in the California market. California is the largest high-end auto market in the world, followed by Florida (where we are headquartered), with New York in third place, where we have a presence that is expanding into a stand-alone regional office. Management advises that our present infrastructure is organized and capable of absorbing the expansion of this high-end auto financing segment without any material change in our credit, collection or asset recovery systems or procedures. This segment currently represents approximately 33% of our business.

LIMOUSINES. We generate limousine financing business from both the retail and wholesale sectors of this industry. Limousines are generally Lincoln Town Cars, which range from a single car size to the stretched limousine variety that can be as long as ten feet. Limousines are all income producing vehicles that are utilized by fleet owners or independent operators to generate profits.

The wholesale limousines sector is represented by the limousine fabricators, which reconfigure luxury cars into stretch limousines. Out of the 200 fabricators nationwide, we are currently doing business with 5 fabricators. Over the next 3 years we plan to selectively expand this client base of fabricators.

The retail limousine sector includes all financing of new and used limousines directly to the end-users of these vehicles which are generated through a network of selected dealers. We are projecting to increase the number of dealers we do businesses with, from 15 to 45 over the 3 years. This segment currently represents approximately 20% of our business.

TRUCKS AND COACH BUSES. These two product segments are also a well established component of our vehicle product mix, but are purposely restricted to only the best quality credits and the highest quality vehicles. The adherence to these quality control standards has resulted in excellent experience. We plan to maintain these credit and collateral standards so that the growth of these two segments will remain well controlled. This segment currently represents approximately 8% of our business.

LEASING PROCESS

We have put together a highly efficient lease processing structure, supported by a state-of-the-art operating system. This is augmented by a skilled and experienced team of dedicated professionals. The lease-processing functions are centralized in our headquarters in Fort Lauderdale.

Our operating platform incorporates both a "front-end" and "back-end" systems. The entire operating platform is supported by Sparak 3000 software, the standard operating system for origination and loan processing functions within the banking industry. The Sparak 3000 software has passed rigorous audits by the FDIC in its overall functionality and remains the preferred state-of-the-art software system by the FDIC for the banking industry. The existing lease-processing activities are divided into two primary functions:

     o    front end functions; and
     o    back end functions.

FRONT END SYSTEM. This part of the system supports those operating functions that control the lease origination, underwriting and documentation activities of the lease process. Upon receipt of the lease request, the system automatically logs the incoming transaction, and orders any one of a number of credit reports prior to submission to the credit officer for final disposition. The system generates an approval notice, prints a full array of leasing documents, and then tracks all closing and post closing documentation.

All transactions originate from our national network of over 180 dealers and brokers, and are transmitted to us by either fax (90%) or by overnight mail (10%). Upgrades to the system for on-line transactions through the Internet will accelerate this process and facilitate the processing and approval of applications over the Internet. When the web upgrade is completed, dealers will be able to log onto our website to make direct applications and the site will be hyper-linked to "low cost" driven search engines, generating additional traffic.

A typical lease request consists of the following items:

     o    lease application completed by the borrower;
     o    full description and related cost of the vehicle to be financed;
     o    bank information;
     o    credit references; and
     o    financial statements.

All of the foregoing forms are logged into a database that incorporates a timeline tracking system for use by our in-house lease originators. The system allows rapid credit approval, funding, and final disposition through our Intranet that is linked to our credit investigation department. Once "web-enabled" with an Intranet between our offices, staff members from remote locations will be able to visit the "process" and accelerate decision making through e-mail and shared user interface.

The credit investigation is the crucial first step in the overall underwriting process. Credit investigators are experienced in all aspects of the vehicle lease financing business and are employed by us. A credit investigator is assigned once the completed application has been logged. Information supplied by the applicant is checked and verified, including home address, home phone, and five-year employment record. A detailed evaluation of the applicant's banking and borrowing background is performed based on information obtained from online and other sources. Vehicle/equipment values are compared with various industry-specific reference guides to insure asset values are not overstated. Investigators are trained to look for discrepancies, inaccuracies and suspicious conditions. When such issues occur, the investigator has the authority to request more detail from the introducing broker or dealer to determine the prospective lease viability. When all issues have been fully explored and resolved, the lease approval process continues within the credit department.

The investigated lease application is turned over to a credit officer who reviews the material and makes the credit decision. If the credit officer declines the lease request, the transaction is sent back to the originator, who updates the database before sending a rejection notice to the dealer. The negative information remains in our database for future reference and to avoid any future problems should an application be received from the same applicant. If approved, the credit officer determines the best possible funding source for the particular lease. At this point in the process, we are capable of generating a well-structured loan decision, based on fully investigated data, within 90 minutes. A more comprehensive Internet capability will allow for a faster response to the dealer. We currently own the hardware and software used in our application system. We anticipate that the upgrade to this system that will allow for applications over the Internet will cost approximately $150,000 and will be available in the second quarter of 2002.

Approximately 70% of all lease approvals come to fruition. The remaining 30% of approvals are never consummated by applicants for any number of reasons, including indecision by the borrower. Upon an applicant's acceptance of the lease terms, we generate a set of lease documents that are sent overnight to the dealer. The dealer has the applicant (lessee) execute these lease documents and returns them to us for review by our documentation specialists.

On passing this inspection, the documents are submitted to the funding source, who conducts a final review before funding. While the documents are rarely subject to revision by the funding source, the review is still carried out.

Upon acceptance of the lease documents by the funding source, we are paid through wire transfer. We then make payment to the dealer after the vehicle has passed a detailed field inspection by our representative to confirm the vehicle is in complete compliance with the description and condition that formed the basis of the original loan decision. After payout, there are several post-closing items to complete (titles, insurance, perfected UCC, etc.) that are tracked by us until received. Should an unusual problem or condition arise during this process, we have a full in-house legal staff to support any contingency.

BACK END SYSTEM. The back end function involves the portfolio management activities that take place after the lease has been funded. Following the payout and post closing activities, oversight responsibility of the lease is transferred to the portfolio management area where the back end functions are implemented. It is in this area that the lease payments are tracked and late payments and delinquencies (including recovery and repossession) are handled. With the credits in the portfolio ranging from the B+ to C+ class of borrower, we have developed a very aggressive tracking, collection and recovery process to augment our tight credit screening procedures. As a result, we are able to maintain delinquency levels of less than 3% and loan losses below 1%, which is well below industry standards for this credit range. The portfolio management system is comprised of the following processes:

     o    lease payment tracking;
     o    collections of delinquent accounts; and
     o    asset recovery and redistribution.

LEASE PAYMENT TRACKING. Our lease tracking system supports the following functions:

     o    bill generation each month to the lessee;
     o    application of lease payments;
     o    tracking of late charges;
     o    maintaining status of past-due amounts by lessee and dealer; and
     o generating daily delinquency reports with which to manage the lease payment process.

The information generated by the tracking system is constantly updated and can be accessed instantly by management as needed. Access to the tracking system is restricted to the collections and management staff, and is controlled by means of a sophisticated security system.

COLLECTIONS OF DELINQUENT ACCOUNTS. Our collection staff has the sole responsibility to collect all delinquent accounts because of our full recourse relationship with our funding sources. We have a core of well-seasoned collectors. The collection personnel are employees and they are given wide latitude to take swift and decisive action if there is any hint of a genuine problem. At 5 days delinquent, the standard procedure is that an inquiry letter is sent to the borrower requesting payment. However, repossessions have occurred even at this early stage. When a lease reaches 10 days delinquent, the account is turned over to the collection staff who proceed to bombard the borrower with phone calls, faxes, dunning notices and field calls to the lessee's home, place of business and those of its 5 personal references. The initial collection effort also includes identifying the location of the collateral and taking steps to repossess the equipment when and if that action becomes warranted. This action results in the collection of over 95% of all delinquent accounts. In the instance where an account reaches 30 days delinquent, or it is determined that the existing collection effort is not working, the account is transferred to an outside collection agency that specializes in difficult collection cases.

The outside group works in concert with our collection manager in coordinating a collection strategy that includes elements of the in-house effort, but which is much more aggressively administered through the collection agency's national network of licensed collection agents. A major focus of the collection agency is to locate any collateral that our collection staff is unable to find. Through this more aggressive collection effort, the results are generally a swift and decisive resolution to even the most entrenched collection problems. In the cases where the collection problem persists, the account is turned over to a private investigation firm. The investigator works with our collection manager and in-house legal staff to track and locate borrowers, secure the related collateral, identify business issues and take swift and decisive legal action when necessary. To further enhance the effectiveness of our collection effort, we install satellite navigational detecting devices on designated vehicles, that allow us to locate the vehicle via the Internet. Vehicles can be tracked and exact location pinpointed on the Internet (via a street map) at any given time, and (if necessary) we can shut down the engine remotely. Delinquency levels at or beyond 60 days are exceeding rare, fluctuating between non-existent to well below 1%.

At any given time, we generally have 50 to 100 vehicles that have been repossessed and available to be released. This represents approximately 2.5% to 5% of the total vehicles on leases. The lessee can default on the lease at any time during the lease terms, but a majority of the defaults that result in repossession occur during the second year of the lease.

To minimize our potential loss that may result from delinquent accounts, we generally require the lessee to make a down payment, ranging from 10% to 20%, so if the vehicle is repossessed, we can resell the vehicle for more than our carrying amount in the vehicle. The down payments or capital reduction payments are made directly to the dealer and can range generally from $2,000 to $30,000 depending the credit quality of the borrower and the cost of the vehicle. Since we only finance the net amount due to purchase the vehicle from the dealer, our investment in the vehicle (or investment in direct financing or operating leases) is less than the vehicle's fair value.

ASSET RECOVERY AND REDISTRIBUTION. This system works in connection with the comprehensive collection effort set forth above. The collection staff utilizes the system when it is believed that an asset is at risk, which can be at any point in the lease repayment phase. The asset recovery and redistribution system is divided into the following four separate but distinct processes:

     o LOCATE. We have a highly efficient, time-tested sequence of strategies for locating a vehicle we wish to repossess. Strategies include aggressive field initiatives as well as sophisticated satellite tracking capabilities that are employed as vehicle type and credit standards dictate.
     o REPOSSESS. We use a national network of independent repossession companies (on exclusive contract to us) capable of locating and retrieving any asset type, ranging from a compact car to an 18-wheel rig.
     o TRANSPORT/REFURBISH. A contracted trucking firm is used to transport repossessed vehicles. The trucking firm functions exclusively to transport vehicles taken in repossession back to our headquarter site in Florida. The trucking firm owns and operates a fleet of five cargo trucks (each capable of transporting ten cars) and two flatbed trucks specifically designed to transport trucks and coach buses. All of the cargo trucks are licensed for interstate transport and are driven by experienced truckers employed by the transport firm. The refurbishment function is centralized at the Florida site to allow for greater control of the damage assessment, and of the repair function that is handled by one of our approved local garages. This approach has reduced transportation costs, minimized parts and labor costs, and assured quality control of the repair work.
     o SALE/RE-LEASE. We have our own vehicle re-marketing capability that includes wholly-owned redistribution centers that aggressively advertise and are manned by a full-time sales staff. The effort is augmented by a network of dealers and brokers that promote the re-lease or sale of our available vehicles (on a national basis) through their own sites. We can also dispose of our low-end vehicles at auction, although it is only considered as a last resort. The entire recovery and refurbishment process takes approximately 15 days followed up by either a sale or re-lease of the vehicle within approximately two weeks. Our experienced in-house legal staff is used to support the collection effort in those rare cases where litigation may be required.

CURRENT LEASE PORTFOLIO

At December 31, 2001 we had investment in direct financing leases of $5,728,710 and investment in operating leases of $9,777,828. In 2001 we purchased a lease portfolio from a related party for $3,259,050. The purchase price was equal to the outstanding bank note on the lease portfolio. In 2000 we purchased an operating lease portfolio from an unrelated third party for $7,926,784 which was later reduced to $6,391,866. The purchase price was reduced because some of the leases in the portfolio had incomplete titles or the vehicles had previously been repossessed and the seller agreed to take back these specific leases and reduce the purchase price.

Most of the leases that we enter into are for terms of four to five years and as a result of us commencing operations in 2000, most of these leases will not begin to expire until 2004. Consequently, we do not expect to have a large number of vehicles return to us over the next few years. At any given time, we expect to have from 2.5% to 5% of our lease portfolio returned to us through repossessions. We get these vehicles ready to be re-leased as quickly as possible.

For each lease transaction we enter, we record an asset on our balance sheet that is either an investment in direct financing leases (present value of lease payments for a direct financing lease) or an investment in operating leases (cost of vehicle for an operating lease). There are generally two situations when the leased vehicle will be returned to us: 1) if the customer is delinquent on his/her lease payments and the vehicle is repossessed and 2) if the customer decides to return the vehicle to us at the end of the lease. In either case we must get the vehicle ready to sell which results in us incurring costs to get the vehicle is good condition to sell, and incurring cost to market and sell the vehicle. Generally our carrying value of vehicles is equal to or less than the fair value of the vehicle. We require our customer to make a down payment or capital reduction payment (which is generally made directly to the dealer) on the vehicle which reduces our carrying value of the vehicle and generally reduces the risk that may have to incur a loss if the vehicle is repossessed. Also for our operating leases, we structure the leases in such a way that our carrying value of the leased vehicle at the end of the lease is equal to the expected fair value at the end of the lease which reduces the risk that we will incur a loss to dispose of the vehicle if it is returned to us.

STRATEGY

To increase lease volume, further enhance our position in the vehicle lease sector and to better market our services, web enabled technology will be utilized to the fullest extent. This technology is ideally suited to the various nuances of the vehicle leasing market. The following strategies have been targeted to maximize this Internet capability:

     o we currently have established an e-Commerce site on the web to define us as the principal financing source for near-prime credit lessees. On the site (www.carcorp.com), we have set out vehicles we have for sale and allow the consumer to complete a credit application on our site;
     o the web site will also carry information on, and links to, the various trends in the auto market involving the latest technology coming out of the United States and Europe, including England, Germany, and Italy; the latest on the racing (Formula One) car circuit; the various worldwide exotic car exhibits; along with a listing of the myriad of seminars and industry-sponsored programs focusing on this car buying/collecting segment. We are currently working to enhance our site to include links and carry information that we believe is useful and of interest to our target customers;

     o establish a "chat room" within the site so exotic car owners can log-on and discuss issues with other owners, would-be owners, and enthusiasts. This should further establish the credibility of the site. This feature is currently not available on our site, but we plan to add "chat rooms" to our site within the next 12 months. The popularity of our chat rooms will grow as visitors tell friend and other car enthusiasts about information they obtained in our chat rooms;
     o establish an auction capability, where owners of vehicles can buy and sell their vehicles. We would provide the financing and act as clearing agent on these sales, to insure title is properly passed and all paperwork is in order. This auction capability will not be available for at least 12 to 24 months. We need to generate sufficient traffic to our site in order for a potential seller to place their vehicle on our site to be auctioned. Traffic to our site is expected to increase as we increase our market share and increase our customer base;
     o establish sales of high-end auto accessories such as floor mats, decals, logo medallions, custom luggage, car mounts, ski racks, clothing of all kinds and an endless array of novelty items. This could lead to lucrative licensing opportunities with car manufacturers and product providers on a worldwide basis. Currently, we have not made any arrangements to provide high-end auto accessories on our site. The biggest obstacles that may hinder our ability to achieve an increase in
     o volume is our ability to roll out our Internet based application system, our ability to expand our credit facilities at will allow us to originate more leases and an overall softening of the economy which will reduce large ticket purchases like cars.

Each of our existing vehicle market niches provides its own distinct advantages, as outlined below.

HIGH END PRODUCTS. Advantages of the exotic, limousine and other high-end vehicle segment are evidenced by our extremely strong foothold in these markets. The high end product market is characterized by the following benefits to the bottom line:

     o    higher unit profit;
     o    superior borrower credit quality;
     o    enhanced vehicle re-sale value; and
     o    reduced administrative cost.

MIDDLE MARKET PRODUCTS. The middle market auto, truck and bus segments currently comprise the largest concentration of our lease portfolio. As such, it provides an important balance in our overall product mix and contributes materially to our bottom line results. A significant advantage of this highly dynamic product group is the high volume it provides. Also of importance is the stability of a larger portfolio in providing a broader spread of risk throughout a multitude of industries, geographic regions, and over a larger number of individual borrowers. In addition, the middle market segment provides more stable collateral predictions, as asset values of these vehicles are closely tracked over the life of each lease in blue book valuations. Finally, our concentration in the middle market sector is most likely to increase during economic downturns, when banks traditionally tighten their lending criteria and move away from vehicle financing into their core competencies of real estate and industrial finance. This results in the A- borrower moving into our near-prime market segment, which during times of prosperity, is topped at the B+ credit level. We maintain a national network of dealers and brokers which constitute our middle market origination base which can be expanded as market conditions dictate.

The following is a brief analysis of our three growth phases. Our market position at year-end 2000 is reflected in approximately 180 existing dealers, spread out over six separate segments/products with an approximate average penetration rate of only 2%.

PHASE 1. During this first 2-year period, we are taking the highly conservative position that the dealer base will remain static, and new enhancements (through faster approvals and more readily accessible capital) will cause an expansion of the existing penetration rate of 2% to a projected 5%. We anticipate the cost of rolling out phase 1 to be $300,000 to $400,000 with the proceeds coming from proceeds from this offering. The additional capital that will be required in this growth phase will be approximately $50 million. Substantially all the additional capital requirements will be used to purchase vehicles to expand our leased vehicle portfolio. This capital will be a combination of both debt and equity. We anticipate that the equity capital offered in this prospectus along with our ability to leverage this equity to obtain $40 to $50 million is debt capital will be sufficient to get us through phase 1. We have had verbal discussions with financial institutions about obtaining additional debt capital, but to date, we have not received any firm commitments. The penetration gains are attributable to the following initiatives:

     o    improving the credit response time to the dealer base;
     o providing interest rates based on volume threshold discounts to dealers, which will be materially offset by less costly processing procedures;
     o increasing sales staff to provide greater coverage and better service to our existing dealer base; and
     o expansion of the New York origination program into the entire northeastern U.S.

PHASE 2. In years 3 and 4, we plan to expand the dealer network by an average annual growth rate of 8%, while increasing the dealer penetration rate from 5% to 6%. The cost of rolling out this phase is estimated to be $500,000 to $600,000 and will be financed from our internal cash flow. The additional capital required to fully execute phase 2 of our growth plan will be approximately $100 million. Substantially all the additional capital requirements will be used to purchase vehicles to expand our leased vehicle portfolio. We anticipate that is capital will be approximately $10 million of additional equity capital and $90 million of additional debt capital. Currently, there are no commitments to raise either the debt or equity capital. There are over 200,000 dealers and brokers in the United States that market autos, limousines, trucks and coach buses and high-end autos, of which we only have a relationship with less than 200 dealers (or less than 1%). Our goal is to increase our dealer base from 180 dealer accounts to 241 (8% annual average growth rate), without the need to compromise on either rate or credit quality, by implementing the following strategies:

     o introduction of Internet enabled B2B marketing strategies to all dealers nationwide;
     o implement an aggressive advertising campaign in the various trade papers and journals;
     o establish a well-crafted telemarketing campaign to the top 1000 dealers;
     o    undertake an expansion of sales staff in all offices (variable cost);
     o expansion of market penetration through continued service improvements and overall user-friendly efficiencies;
     o    expansion the California origination program into a regional office;
          and
     o    open a Chicago regional office.

PHASE 3. In years 5 and 6, we anticipate a 1% increase in both our annual average growth rate business with the dealer network (to 9%), and in dealer penetration rate (up to 7%). The cost of this phase is estimated to be $700,000 to $800,000 and will be financed from our internal cash flow. The additional capital required to fully execute phase 3 of our growth plan will be approximately $200 million. Substantially all the additional capital requirements will be used to purchase vehicles to expand our leased vehicle portfolio. We anticipate that is capital will be approximately $20 million of additional equity capital and $180 million of additional debt capital. These gains will be achieved through a continuation of the initiatives as set out in Phase 2, augmented by the following:

     o increase in our participation in trade shows and new business promotions; and
     o enhancement of our market share in all product sectors through the continuation of aggressive service and volume incentives.

The lease volume that we have thus far has been sufficient for us to achieve profitable operations, however, for to increase our profitability we will need to implement our growth strategy as outlined above.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS AND WE FACE A HIGH RISK OF BUSINESS FAILURE AND THERE CAN BE NO ASSURANCE THAT WE WILL ACHIEVE PROFITABLE OPERATIONS.

We were incorporated in January 2000 and had retained earnings of only $176,885 at December 31, 2001. During the year ended December 31, 2001 we generated net income of $935,206; however, there is no assurance that we can continue to achieve profitable operations.

OUR CHIEF EXECUTIVE OFFICER WILL CONTROL OUR COMPANY WHICH RESULTS IN OUTSIDE INVESTORS HAVING A MINORITY OWNERSHIP POSITION AND VERY LITTLE CONTROL OVER OUR COMPANY

Our chief executive officer will own 79.6% of our issued and outstanding share of common stock and will be able to elect a majority of the board of directors and will control our business operations and policies.

WE ARE INVOLVED IN TRANSACTIONS WITH OUR MAJORITY STOCKHOLDER WHO NOT ONLY OWNS A MAJORITY OF OUR STOCK, BUT ALSO CONTROLS THE KEY ASSETS OF OUR COMPANY.

We currently lease an office building and staff and purchased certain equipment from a company owned by our chief executive officer and majority stockholder. We believe that the amounts paid for such leases and equipment are approximately the amount that would be charged by an unrelated third party. We also contract the retrieval of vehicles where the account becomes delinquent with a transportation that is controlled by our chief executive officer. In addition, collection of delinquent accounts is contracted to a company also controlled by our chief executive officer. However, we have no formal arrangement for use of staff, the use of the transportation company and collection agency. The termination of such arrangements could have a material adverse effect on our business. These arrangements with our chief executive office and majority stockholder give him control over our significant assets and personal and give him complete power over our operations.

OUR CHIEF EXECUTIVE OFFICER WAS INVOLVED IN A SIMILAR AUTO LEASE FINANCE BUSINESS THAT FILED FOR BANKRUPTCY ON MAY 18, 2001.

Our chief executive officer, Michael DeMeo, is an officer and sole shareholder of CarCorp, Inc. that filed for bankruptcy on May 18, 2001. CarCorp, Inc. was incorporated in Florida in January 1990 and is licensed by the State of Florida as a motor vehicle dealer. The operations of CarCorp, Inc. are similar to our operations. The bankruptcy filing by CarCorp, Inc. resulted from alleged liabilities due to CarCorp, Inc.'s primary funding source resulting from a 1997 master purchase agreement. On December 7, 2001, CarCorp, Inc. filed a Debtor's Disclosure Statement with the United States Bankruptcy Court for the Southern District of Florida.

WE RELY UPON OUR CHIEF EXECUTIVE OFFICER TO EXPAND OUR BUSINESS AND THE LOSS OF THIS INDIVIDUAL WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

Our success is dependent, in large part, on the active participation of our chief executive officer, Michael DeMeo. The loss of his services would materially adversely affect our business and future success. We do not have an employment agreement with Mr. DeMeo. We do not have key-man life insurance in effect at the present time; however, we are seeking information and quotations regarding the same and may obtain such coverage, if the cost is reasonable.

IT IS UNLIKELY THAT DIVIDENDS WILL BE PAID ON OUR STOCK RESULTING IN AN INVESTORS ONLY RETURN ON AN INVESTMENT IN OUR COMMON STOCK IS THE APPRECIATION OF THE PER SHARE PRICE.

Payment of dividends on our stock is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. We do not currently intend to declare any dividends on our common stock in the foreseeable future. At the present time, we intend to use earnings, if any, which may be generated to finance the growth of our business. An investors return on an investment in our common stock is only likely to be the appreciation of the per share price of our common stock.

LEASED VEHICLES THAT ARE NOT PURCHASED AT THE LEASE INCEPTION ARE RETURNED TO US AND WE MAY NOT BE ABLE TO SELL THE VEHICLES FOR THEIR BOOK VALUE WHICH WILL RESULT IN A FINANCIAL LOSS TO US.

We try to structure our leases in such a manner that the lessee can purchase the vehicle at the end of the lease for an amount significantly below the vehicle's fair value at the end of the lease (bargain purchase) or set the residual value (price at which the lessee can buy the vehicle at the end of the lease) at an amount that we believe to be well below the fair value of the vehicle at the end of the lease. If a significant number of vehicles are returned to us at the end of the lease terms, we may incur marketing and sales costs to dispose of these vehicles and the price we sell these vehicles for may be well below our book value of these vehicles resulting in us taking a charge to earnings.

WE RELY ON OUTSIDE FINANCING TO EXPAND OUR BUSINESS, AND THERE IS NO ASSURANCE THAT WE WILL ABLE TO OBTAIN ACCEPTABLE FINANCING IN THE FUTURE.

We believe that we have sufficient cash to fund our operations and current obligations for the next twelve months. Should we expand our operations and/or make acquisitions that would require additional funds, we may have to seek additional debt or equity financing. There can be no assurance that such financing would be available on terms acceptable to us as and when needed.

A SIGNIFICANT PORTION OF OUR CURRENT FINANCING IS FROM A SINGLE SOURCE WHICH HAS A SECURITY INTEREST IN MOST OF OUR ASSETS WHICH COULD IMPACT OUR ABILITY TO BORROW MONEY FROM OTHER SOURCES.

Currently, a significant portion of our financing has been from a single lender that has taken a security interest in virtually all of our assets. Our ability to borrow funds from other lenders may be limited due to the fact that our current lender has secured their notes payable with all of our valuable assets leaving no unsecured assets for another lender to secure for additional financing. However, as we originate new leases we can use these assets to secure additional financing.

OUR LENDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER THE GROWTH OF OUR COMPANY WHICH RESULTS IN THE EXPANSION OF OUR BUSINESS DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY WORK WITH OUR LENDERS.

The growth and expansion of our business is heavily dependent on obtaining capital from financial institutions and our ability to successfully work with our existing lenders and to attract new lenders. Our current lenders require us to maintain reserves in restricted cash accounts to cover our delinquent accounts. If our lenders decide not to renew financing agreement with us or require higher reserves be maintained for delinquent accounts, the growth of our business will be significantly impacted and our ability to generate profitable operations will also be affected.

WE PLAN TO GROW VERY RAPIDLY, WHICH WILL PLACE STRAINS ON OUR MANAGEMENT TEAM AND OTHER COMPANY RESOURCES.

We plan to grow rapidly and significantly expanded our operations. This growth will place a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process. We will not be able to increase revenues unless we continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures, expand, train and manage our work force and manage multiple relationships with third parties.

ECONOMIC CONDITIONS AND CHANGES IN INTEREST RATES IMPACT THE PROFITABILITY OF OUR BUSINESS.

We are in the automobile leasing industry and our business can be significantly impacted by down turns in the economy and changes in interest rates. If general economic conditions weaken, our ability to generate new leases decreases and the rate of defaults on existing leases increases, which could adversely affect our business. We borrow money to finance automobiles that we lease to our customers. As interest rates raise, the amount of interest we pay on the money we borrow increases and our profit margin decreases which could adversely affect our business.

EMPLOYEES

As of March 31, 2002, we employed 24 full time individuals. We have 5 in management, 8 in sales and marketing and 11 in administration. Our employees are not unionized, and we consider our relations with our employees to be favorable.

ITEM 2. DESCRIPTION OF PROPERTY

We lease a 50,000 square foot building in Fort Lauderdale, FL that is used for headquarters' office, warehouse and storage complex. We lease this facility from our Chairman on a month-to month basis at a rate of $5,000 per month. This new facility had been built to suit our specific needs, and incorporates a state-of-the-art computer system and a large storage complex that permits the on-site marketing of vehicles that were either repossessed or returned after the end of the lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public market for our common stock. Our common stock does not presently trade on any exchange or electronic medium. An application has been filed to have our common stock listed on the OTC Bulletin Board.

RECORD HOLDERS

As of March 31, 2002 we had 1,324 shareholders of record.

DIVIDENDS

We has never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds for use in our business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW AND BACKGROUND

We are located in Fort Lauderdale, Florida and are a full service financing company. We were founded by our Chief Executive Officer, Michael DeMeo. We specialize in the financing of automobiles, exotic automobiles, limousines, buses and trucks for commercial and consumer accounts on a national basis. We provide all leases on a full-payout basis. Under the structure of a full-payout lease, the lessee is responsible for a full repayment of the amount borrowed over the term of the lease, and as such, we are not reliant on the value of the equipment at the end of the lease to support our profit position.

During our time in business, we have developed a nationwide network of dealers and brokers that provide an ever-growing volume of lease financing activity. This national market presence is derived through our offices located in Florida.

Over the next 12 months, we plan to establish loan production offices in New York, Chicago and California. The market sector that we serve is a B+ to C+ quality borrower. This segment has provided a rate range of approximately 15% to 20% with limited downside exposure to us, do to our high credit standards and successful collection practices, which are backed up by well-managed and highly integrated Asset Recovery and Redistribution System.

All loan-processing functions, including credit review, underwriting, collection and other administrative activities, for all our loan production sites will be handled out of the Fort Lauderdale 50,000 square foot headquarters' office, warehouse and storage complex. This new facility had been built to suit our specific needs, and incorporates a state-of-the-art computer system and a large storage complex that permits the on-site marketing of vehicles that were either repossessed or returned after the end of the lease.

Our potential will not be realized under the present lease funding structure, which is costly, slow and inflexible and unreliable. The mere fact that we have to review the majority of our approvals with our funding sources prior to committing to a loan defines us as a broker. The time has come for us to make the transition from broker to banker through the establishment of a financial captive, with our own lines of credit that can be utilize by us, based on our own well-defined and time-tested credit standards.

To make the contemplated transition and to accommodate the growth under the business plan, we plan to replace our current financing arrangement with our funding sources with the proposed financial captive. The financial captive will be structured with a combination of debt and equity under the financing proposal. The captive will be supported by the credit, collection, and asset recovery already in place.

This access to in-house capital will also permit us to dramatically expand our network of dealers and brokers, which we have been avoiding due to funding limitations. There are over 500,000 dealers and brokers in the United States, of which we only have a penetration rate of 1/10 of 1%. With a well-defined and executed marketing program, we would increase our market share to a full 1% or 50,000 accounts over the next three to four years, without the need to compromise on either rate or credit quality. This aggressive marketing plan would include expanding advertising in the Internet, various trade papers, establishing a well-crafted telemarketing campaign, and undertaking an expansion of our sales staff, the expansion into the New York, Chicago and California.

ASSET POSITION

At December 31, 2000 we had investment in direct financing leases of $623,269 and investment in operating leases of $8,120,939 compared to investment in direct financing leases of $5,728,710 and investment in operating leases of $9,777,828 at December 31, 2001. In 2001 we purchased a lease portfolio from a related party for $3,259,050. The purchase price was equal to the outstanding bank note on the lease portfolio. In 2000 we purchased an operating lease portfolio from an unrelated third party for $7,926,784. The purchase price was later reduced to $6,391,866 after we completed our due diligence on the operating lease portfolio. The purchase price was reduced because some of the leases in the portfolio had incomplete titles or the vehicles had previously been repossessed and the seller agreed to take back these specific leases and reduce the purchase price.

At December 31, 2001 the total residual value that we maintain in our lease portfolio was $436,400 and $3,037,300 for direct financing and operating leases, respectively. At December 31, 2000 the total residual value that we maintain in our lease portfolio was $150,600 and $1,363,800 for direct financing and operating leases, respectively.

From December 31, 2000 to December 31, 2001 our investment in direct financing leases and investment in operating leases have increased by $5,105,441 or 819% and $1,656,889 or 20.4%, respectively. We will continue to focus on growing our portfolio of leases with a specific focus on entering into more direct financing leases. Direct financing leases generally contain a bargain purchase options at the end of the terms so most customers will purchase the vehicle at the end of the lease relieving us from the need to sell the vehicle at the end of the lease terms if it were returned to us.

For each lease transaction we enter, we record an asset on our balance sheet that is either an investment in direct financing leases (present value of lease payments for a direct financing lease) or an investment in operating leases (cost of vehicle for an operating lease). There are generally two situations when the leased vehicle will be returned to us: 1) if the customer is delinquent on his/her lease payments and the vehicle is repossessed or 2) if the customer decides to return the vehicle to us at the end of the lease. In either case we must get the vehicle ready to sell which results in us incurring costs to get the vehicle in good condition to sell, and incurring cost to market and sell the vehicle. Generally our carrying value of vehicles is equal to or less than the fair value of the vehicle. We require our customer to make a down payment or capital reduction payment (which is generally made directly to the dealer) on the vehicle which reduces our carrying value of the vehicle and generally reduces the risk we that may have to incur a loss if the vehicle is repossessed. Also for our operating leases, we structure the leases in such a way that our carrying value of the leased vehicle at the end of the lease is equal to the expected fair value at the end of the lease which reduces the risk that we will incur a loss to dispose of the vehicle if it is returned to us.

At December 31, 2000 and December 31, 2001, respectively, we had 19 and 65 vehicles that had been returned to us through repossession. The aggregate carrying amount of these repossessed vehicles at December 31, 2000 and 2001 was $418,673 and $1,547,334, respectively. As of December 31, 2001 we have not had any vehicles returned to as a result of expired leases.

Listed below is a summary of vehicles available for sale or lease that shows the carrying amount of the vehicle and whether the vehicle was originally recorded as a direct financing or operating lease:

                                                             Carrying
                                                 Total        Amount       Carrying
                                  Number of     Carrying       Direct        Amount
                                  Vehicles       Amount      Financing     Operating
                                  ---------   -----------   -----------   -----------
Balance at inception                  --      $        --   $       --    $        --
Repossessed during period             32          737,492      219,229        518,263
Sold or re-leased during period      (13)        (318,819)     (81,731)      (237,088)
                                    ----      ------------  -----------   ------------

Balance, December 31, 2000            19          418,673      137,498        281,175
Repossessed during period             82        3,486,875    1,316,189      2,170,686
Sold or re-leased during period      (36)      (1,695,071)    (265,319)    (1,429,752)
                                    ----      ------------  -----------   ------------
                                      65        2,210,447    1,188,368      1,022,109
Less valuation allowance                         (663,143)    (356,510)      (306,633)
                                              ------------  -----------   ------------
Balance, December 31, 2001                    $ 1,547,334   $  831,858    $   715,476
                                              ============  ===========   ============

During the year ended December 31, 2000, we recognized a gain on the sale or re-lease of the 13 vehicles of $63,437 and during the year ended December 31, 2001, we recognized a gain on the sale or re-lease of the 36 vehicles of $261,266. The gain on the sale or re-lease of vehicles is the selling price of the vehicle, less the carrying amount of the vehicle less any direct cost associated with selling the vehicle. The gain is shown in other income in the statement of operations. The carrying amount of the vehicle for direct financing lease vehicles that are repossessed is the present value of the remaining lease payments discounted at the interest rate implicit in the lease. The carrying amount of the vehicle for operating lease vehicles that are repossessed is the gross investment in the vehicle less the accumulated depreciation taken on the vehicle.

RESULTS OF OPERATIONS

REVENUE

We generate revenue from direct financing and operating leases. A direct financing lease is where the lessee is obligated to make the lease payments over the term of the lease and then may purchase the vehicle for a significant discount at the end of the lease. The bargain purchase amount is significantly less than the expected fair value of the vehicle at the end of the lease terms. We classify these leases as direct financing leases since they contain a bargain purchase option. An operating lease is where there is not bargain purchase option and the lessee is obligated to make the lease payments over the term of the lease and can return the car at the end of the lease or purchase it for an amount specified in the lease (residual value). This residual value is generally equal to the expected fair value of the vehicle at the end of the lease. For direct financing leases at the inception of the lease, we determine the gross investment (minimum lease payments plus any unguaranteed residual value). The difference between the gross investment and the carrying amount of the leased asset is unearned income amortized over the lease term using the interest method. There is no unguaranteed residual value to account for since these leases contain a bargain purchase option and the lessee is responsible for any shortfall, if the value of the vehicle at the end of the lease is less than the bargain purchase amount.

For operating leases we recognized rental revenue on a straight-line basis over the term of the lease.

We generated $28,497 and $815,307 in revenue for the year ended December 31, 2000, from direct financing leases and operating leases, respectively. For the year ended December 31, 2001 we generated revenue of $1,889,328 and $3,445,231, from direct financing leases and operating leases, respectively. The revenue for the year ended December 31, 2001 increased by $4,490,755 or 532% over the revenue for 2000. This increase is due to the fact that we had just commenced operations in 2000 and our revenue has grown steadily since commencement. We expect our revenues to continue to grow as we increase our lease portfolio from sales in existing markets and as we expand our operations into New York, Chicago and California. We will continue to push our direct financing leases since these leases are structured with a bargain purchase options at the end of the lease so that the customer will purchase the vehicle at the end of the lease rather than returning the vehicle back to us.

Listed below is a summary of our revenue by lease-type at December 31, 2000 and 2001:

                                                  December     December
                                                  31, 2000     31, 2001
                                                  --------     --------
Direct financing leases                              3.3%        35.4%
Operating leases                                    96.7%        64.6%
                                                   ------       ------
     Total                                         100.0%       100.0%
                                                   ======       ======

Listed below is a summary of our lease portfolio by lease-type and product-type at December 31, 2001:

                                                             Direct
                                                   Total   Financing   Operating
                                                   -----   ---------   ---------
Middle market autos                                 37.4%     5.1%       32.3%
Exotic autos                                         3.4%     0.9%        2.5%
High-end autos                                      31.9%     7.2%       24.7%
Limousines                                          22.7%    22.4%        0.3%
Trucks and coach buses                               4.6%     4.3%        0.3%
                                                   ------   ------      ------
     Total                                         100.0%    39.9%       60.1%
                                                   ======   ======      ======

Operating expenses

Our operating expenses excluding depreciation for the years ended December 31, 2000 and 2001 were $377,220 (or 44.7% of revenue) and $1,317,032 (or 24.7% of revenue), respectively. Many of our operating expenses are fixed in nature and are not expected to increase at the same rate as our revenue growth. As we continue to increase revenue by expanding our operations into other cities, we expect our operating costs as a percentage of revenue to continue to decrease. In addition, as we implement our fully computerized loan processing system, we expect to see a reduction in our operating costs.

Depreciation is principally related to our operating lease portfolio which is depreciated over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Depreciation expense for the years ended December 31, 2000 and 2001 was $1,191,517 and $2,205,244, respectively. We expect depreciation expense to increase as we expand operations and initiate new lease contracts.

We establish an allowance for estimated credit losses during the period in which receivables are acquired and maintained at a level deemed appropriate by management based on historical experience and other factors that affect collectibility. Impaired receivables are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate. Investments in direct financing and operating leases are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. For year ended December 31, 2000, we established a reserve for credit losses of $44,844. During the year ended December 31, 2001, we increased this reserve by $265,156. These reserves are established by management after examining the current delinquencies on our lease portfolio, reviewing the general conditions of the automobile market and reviewing other factors that affect the collectibility of our lease portfolio. The increase in the reserve during the year ended December 31, 2001 of $265,156 was principally due to the growth of our overall lease portfolio. The delinquency percentage remained constant, but the fact that our overall lease portfolio has grown requires us to increase our reserve accordingly. From commencement of operations through December 31, 2001 we have not had any actual charge-offs due to credit losses since the value of the vehicles repossessed due to leases being uncollectible have been greater than our carrying amount of the vehicle. The carrying amount of the vehicle for direct financing lease vehicles that are repossessed is the present value of the remaining lease payments discounted at the interest rate implicit in the lease.

The carrying amount of the vehicle for operating lease vehicles that are repossessed is the gross investment in the vehicle less the accumulated depreciation taken on the vehicle. The carrying amount is generally less than the vehicles fair value since we require the lessee to make a down payment ranging from 10% to 20%. This down payment or capital reduction payment is made directly to the dealer and reduces our carrying amount in the leased vehicle. Although we have not experienced any charge-offs due to credit losses, we still provide a reserve since we may not always be able to recover the full carrying amount of a repossessed vehicle as a result of us selling or re-leasing the vehicle.

NET INCOME

For the year ended December 31, 2000 we incurred a net loss of $758,321 compared to net income of $935,206 for the year ended December 31, 2001. The change from a loss in 2000 to income thus far in 2001 is due to the start up nature of our business in 2000. We incurred costs to establish our infrastructure while we were growing our revenue base in 2000. Many of these costs were fixed in nature and as our revenue began to grow in 2001, the costs did not increase at the same rate, thus resulting in us beginning to establish profitable operations in 2001. Also included in net income for the years ended December 31, 2000 and 2001 are gains on the sale of vehicles that were previously repossessed of $63,437 and $261,266, respectively. The gains are shown as part of other income in the statement of operations. We do not expect the net gain or loss from the sale or re-lease of repossessed vehicles to be a significant component of our operations in any given reporting period, but our capabilities to repossess vehicles is vital for us to minimize our potential credit losses.

LIQUIDITY AND CAPITAL RESOURCES

From our inception we have financed our working capital needs principally from a note payable to our founder and Chief Executive Officer. We have also obtained notes payable from CitiCapital (formerly European American Bank) to purchase vehicles that we can lease to our customers. As of December 31, 2000 and 2001 we had borrowed $9,742,577 and $16,163,334, respectively from these notes payable from CitiCapital. All our notes bear interest at prime. The notes are collateralized by all the vehicles owned by us. Our ability to expand our business is directly tied to the amount of money we can borrow to purchase additional vehicles that we can turnaround and lease to our customers. During the next 12 months we expect to generate approximately $5.0 million from the sale of equity securities. We also believe that such an equity infusion would allow us to borrow an additional $40 to $50 million from financial institutions which will allow us to rapidly expand our operations and increase our revenues. We are currently negotiating with several financial institutions to secure additional debt capital, but to date, have not received any firm commitments. We believe that with the additional equity capital raised that we will be able to leverage that equity capital by a factor of 8 to 10 in additional debt capital. These leverage factors are based on our verbal discussions with interested financial institutions, but currently we have not received any firm commitments from financial institutions. Our current debt to equity ratio is extremely high given that we were originally capitalized with $100; however, after we raise additional equity capital, we expect our debt to equity ratio to be between 8 - 10 to 1. To fully execute our long-term business plan, we will need to raise additional debt and equity capital in the future. We will need to raise additional equity capital as we raise additional debt capital to keep our debt to equity ratio in a range acceptable to the financial institutions providing debt capital. We believe that the equity capital expected to be raised over the next 12 months along with the debt capital of approximately $40 to $50 million that we expect to raise will be sufficient for us to execute phase 1 of our business plan.

Interest expense for the years ended December 31, 2000 and 2001 was $99,842 and $1,029,859, respectively. Interest expense is primarily the interest paid on the notes from CitiCapital. The interest rate charged on these notes is the banks prime rate. The average interest rate for the year ended December 31, 2001 was approximately 5%. The significant increase in interest expense is due to the increase in the note payable balance. Interest expense will continue to increase as we increase the balances on our outstanding notes payable to originate new lease agreements.

We maintain a separate cash account to cover any leases that may become delinquent. If our delinquencies become higher than we anticipate, then our ability to originate new leases will be diminished because the cash will be used to fund separate cash account to cover delinquencies. As of December 31, 2000 and 2001 we had a balance in this separate cash account of $93,152 and $28,136, respectively. These amounts represent approximately 79% and 18% of our total cash position at December 31, 2000 and 2001, respectively.

To minimize our potential loss that may result from delinquent accounts, we generally require the lessee to make a down payment, ranging from 10% to 20%, so if the vehicle is repossessed, we can resell the vehicle for more than our carrying amount in the vehicle. The down payments or capital reduction payments are made directly to the dealers and can range generally from $2,000 to $30,000 depending the credit quality of the borrower and the cost of the vehicle. Since we only finance the net amount due to purchase the vehicle from the dealer, our investment in the vehicle (or investment in direct financing or operating leases) is less than the vehicle's fair value.

We believe that our current cash position and cash generated from operations will allow us to operate for at least the next twelve months at current levels, but in order to significantly expand our business we will require additional equity and debt capital.

ITEM 7. FINANCIAL STATEMENTS

                             CARCORP USA CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                             CARCORP USA CORPORATION
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                    CONTENTS

                                                                        PAGE
                                                                       -------
INDEPENDENT AUDITORS' REPORT                                             25

BALANCE SHEETS                                                           26

INCOME STATEMENTS                                                        27

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)                           28

STATEMENTS OF CASH FLOWS                                                 29 - 30

NOTES TO FINANCIAL STATEMENTS                                            31 - 41

                          INDEPENDENT AUDITORS' REPORT

TO THE STOCKHOLDER AND BOARD OF DIRECTORS OF
 CARCORP USA CORPORATION

We have audited the accompanying balance sheets of Carcorp USA Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2001 and for the period January 27, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carcorp USA Corporation as of December 31, 2001 and 2000, and the results of its operations and cash flows for the year ended December 31, 2001 and for the period January 27, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ Merdinger, Fruchter, Rosen & Corso, P.C.
                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

New York, New York
April 12, 2002


                                 CARCORP USA CORPORATION
                                      BALANCE SHEETS
                                      DECEMBER 31,

                                                               2001           2000
                                                           -------------  -------------
ASSETS
Cash and cash equivalents                                  $    128,060   $     24,552

Cash - reserve account, restricted (Note 7)                      28,136         93,152

Investment in direct financing leases, net of
 unearned income (Note 4)                                     5,728,710        623,269

Property and equipment, net (Notes 2 and 3)                     122,795        172,625

Investment in operating leases, net (Notes 3, 5 and 7)        9,777,828      8,120,939

Vehicles available for sale or lease (Note 6)                 1,547,334        418,673

Prepaid rent                                                         --         25,000

Deferred tax asset                                              349,318             --
                                                           -------------  -------------

       TOTAL ASSETS                                        $ 17,682,181   $  9,478,210
                                                           =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   Accounts payable and accrued expenses                   $    355,879   $    231,921
   Payroll taxes payable (Note 8)                               122,527             --
   Accrued income taxes (Note 9)                                461,000             --
   Related party loan (Note 3)                                  402,456        261,933
   Notes payable - banks (Note 7)                            16,163,334      9,742,577
                                                           -------------  -------------

       Total liabilities                                     17,505,196     10,236,431
                                                           -------------  -------------

Commitments and contingencies (Note 8)                               --             --

Stockholders' equity (deficiency)
   Common stock, $0.001 par value; 100,000,000 shares
    authorized, 18,851,033 shares issued and outstanding            100            100
   Retained Earnings (Accumulated deficit)                      176,885       (758,321)
                                                           -------------  -------------
       Total stockholders' equity (deficiency)                  176,985       (758,221)
                                                           -------------  -------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                                 $ 17,682,181   $  9,478,210
                                                           =============  =============

The accompanying notes are an integral part of these financial statements.

                             CARCORP USA CORPORATION
                                INCOME STATEMENTS


                                                                 For the period
                                                     For the    January 27, 2000
                                                   Year Ended     (inception) to
                                                  December 31,     December 31,
                                                      2001            2000
                                                   ------------    ------------

Revenue
   Retail and lease financing (Note 4)             $ 1,889,328     $    28,497
   Operating leases (Note 5)                         3,445,231         815,307
                                                   ------------    ------------
                                                     5,334,559         843,804
                                                   ------------    ------------

Operating expenses
   Salaries and commissions (Note 3)                   477,728         214,639
   General and administrative (Note 3)                 574,148         117,737
   Allowance for credit losses (Notes 4 and 5)         265,156          44,844
   Depreciation (Notes 2 and 5)                      2,205,244       1,191,517
                                                   ------------    ------------
     Total operating expenses                        3,522,276       1,568,737
                                                   ------------    ------------

Income (loss) from operations                        1,812,283        (724,933)
                                                   ------------    ------------

Other income (expense)
   Other income (Note 6)                               264,464          66,454
   Interest expense                                 (1,029,859)        (99,842)
                                                   ------------    ------------
     Total other income (expense)                     (765,395)        (33,388)
                                                   ------------    ------------

Income (loss) before provision for income taxes      1,046,888        (758,321)

Provision for income taxes                             111,682              --
                                                   ------------    ------------

Net income (loss)                                  $   935,206     $  (758,321)
                                                   ============    ============

Income (loss) per share -basic and diluted         $      0.05     $     (0.05)
                                                   ============    ============

Weighted average common shares outstanding
   Basic and diluted                                18,851,033      15,000,000


The accompanying notes are an integral part of these financial statements.


                               CARCORP USA CORPORATION
                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                         Retained         Total
                                    Common Stock         Earnings     Stockholders'
                                 -------------------   (Accumulated       Equity
                                   Shares     Amount     Deficit)      (Deficiency)
                                 ----------   ------   ------------   -------------
Balance, January 27, 2000                --    $ --     $      --       $      --

Issuance of common stock         15,000,000     100            --             100

Net loss for the year                    --      --      (758,321)       (758,321)
                                 -----------   -----    ----------      ----------

Balance, December 31, 2000       15,000,000     100      (758,321)       (758,221)

Issuance of common stock
 in connection with the merger
 with Hydrox Sales Corp.          3,851,033      --            --              --

Net income for the year                  --      --       935,206         935,206
                                 -----------   -----    ----------      ----------

Balance, December 31, 2001       18,851,033    $100     $ 176,885       $ 176,985
                                 ===========   =====    ==========      ==========

The accompanying notes are an integral part of these financial statements.


                                  CARCORP USA CORPORATION
                                  STATEMENTS OF CASH FLOWS

                                                                            For the period
                                                               For the     January 27, 2000
                                                             Year Ended     (inception) to
                                                            December 31,     December 31,
                                                                2001             2000
                                                            ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $   935,206      $  (758,321)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation                                            2,205,244        1,191,517
       Allowance for credit losses                               265,156           44,844
       Unearned income                                           228,629               --
       Valuation allowance, vehicles available for sale          663,143               --
       Gain on sale of vehicles                                 (261,266)              --
Changes in assets and liabilities:
       Investment in direct financing leases                  (5,937,992)        (805,611)
       Prepaid rent                                               25,000          (25,000)
       Deferred tax asset                                       (349,318)              --
       Accounts payable and accrued expenses                     123,958          231,921
       Payroll tax liabilities                                   122,527               --
       Accrued income taxes                                      461,000               --
                                                             ------------     ------------
   Net cash used in operating activities                      (1,518,713)        (120,650)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Restricted cash reserve                                        65,016          (93,152)
   Purchase of property and equipment                             (1,570)        (212,000)
   Purchase of operating leases                               (1,975,037)      (2,719,156)
   Proceeds from sale of vehicles                                231,582               --
                                                             ------------     ------------
   Net cash used in investing activities                      (1,680,009)      (3,024,308)
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of notes payable-bank                             10,210,428        4,236,608
   Repayments of notes payable                                (7,048,721)      (1,179,131)
   Advance from related parties                                  140,523          111,933
   Proceeds from issuance of common stock                             --              100
                                                             ------------     ------------
   Net cash provided by financing activities                   3,302,230        3,169,510
                                                             ------------     ------------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                            103,508           24,552

CASH AND CASH EQUIVALENTS
 - beginning of year                                              24,552               --
                                                             ------------     ------------
 - end of year                                               $   128,060      $    24,552
                                                             ============     ============

SUPPLEMENTAL INFORMATION:
   Interest paid                                             $ 1,029,859      $    99,842
                                                             ============     ============
   Income taxes paid                                         $        --      $        --
                                                             ============     ============

The accompanying notes are an integral part of these financial statements.

                             CARCORP USA CORPORATION
                       STATEMENTS OF CASH FLOWS, continued

NON-CASH TRANSACTIONS:

     For the year ended December 31, 2001, the Company -

          o Repossessed vehicles in the amount of $1,316,189 and $2,170,686, from financing and operating leases, respectively.

          o Purchased leased vehicles from a related party and assumed a loan of $3,259,050 in connection with the purchase.

          o In connection with the sale of vehicles, $1,724,755 of notes payable was extinguished.

The accompanying notes are an integral part of these financial statements.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------
          Carcorp USA Corporation ("Carcorp.") was incorporated under the laws of Florida on January 27, 2000. Pursuant to an agreement dated January 26, 2001, and amended on November 8, 2001, Carcorp. was acquired by Hydrox Sales Corp. ("Hydrox"), a Delaware corporation in a transaction accounted for as a reverse merger. Hydrox issued 15,000,000 shares of its common stock for all of the issued and outstanding common stock of Carcorp. As a result, Carcorp's former stockholder exercised control over Hydrox. Prior to the merger, Hydrox had no business activity and, therefore, pro forma operating results as if the acquisition had taken place at the beginning of the periods presented have not been presented. For accounting purposes, Carcorp. has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity, and the historical financial statements are those of Carcorp. Hydrox changed its name to Carcorp USA Corporation (the "Company"), which is the legal entity going forward and is referred to hereafter as the "Company."

          Business Operations
          -------------------
          The Company services commercial and consumer vehicle leases through a national dealer network throughout the United States. The Company provides lease financing for medium grade BBB+ to C credits, a range slightly below prime and significantly above "Sub" prime candidates. The leases are made on exotic cars, vintage and hi-end autos, medium priced autos, limousines, trucks, coach buses, and other vehicles. The Company operates out of an office/garage complex in Ft. Lauderdale, Florida.

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

          Revenue Recognition
          -------------------
          The Company originates vehicle leases containing bargain purchase options, which are classified as direct financing leases. In accounting for a direct financing lease, at the inception of the lease, the Company determines the gross investment (minimum lease payments plus any unguaranteed residual value). The difference between the gross investment and the carrying amount of the leased asset is unearned income amortized over the lease term using the interest method. Unearned income equal to the initial direct costs shall be recognized as income in the same period. Initial direct costs are charged to operations when the sale is recognized. There is no unguaranteed residual value to account for since these leases contain a bargain purchase option and the lessee is responsible for any shortfall, if the value of the vehicle at the end of the lease is less than the bargain purchase amount.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Revenue Recognition (continued)
          -------------------------------
          The Company also originates operating leases. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be impaired. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is expected. Other amounts collected are generally recognized first as a reduction of principal. Any remaining amounts are treated as a recovery.

          The original term of both types of leases are generally four to five years. Interest rates generally range from 13% to 18%.

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
          ----------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

          Investment in Direct Financing Leases, Net
          ------------------------------------------
          The fair value of substantially all investments in direct financing leases is estimated by discounting future cash flows using an estimated discount rate which reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book values approximate fair values.

          Property and Equipment
          ----------------------
          Property and equipment in Company use is stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. The estimated service lives used in determining depreciation are three to five years for computers, software, furniture and equipment. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

          Maintenance and repairs are expensed as incurred; additions and betterments are capitalized.

          Vehicles on operating leases are stated at cost. Depreciation expense on operating leases is recorded on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Comprehensive Income
          --------------------
          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

          Investments in Operating Leases, Net
          ------------------------------------
          The Company has significant investments in the residual values of its leasing portfolio. The residual values represent an estimate of the values of the assets at the end of the lease terms and are initially recorded based on appraisals and estimates. Management uses industry publications to estimate the vehicles' wholesale value at the termination of the lease. Realization of the residual value is dependent on the Company's future ability to market the vehicles under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate and the operating lease assets have not been impaired. Pursuant to this review, no impairment is considered necessary at December 31, 2001 and 2000, respectively.

          Vehicles Available for Sale or Lease
          ------------------------------------
          Vehicles available for sale or lease represent vehicles returned to the Company at the end of a lease or vehicles that the Company has repossessed. The Company has not had any vehicle returns from the expiration of leases as of December 31, 2001 and 2000. The Company repossesses vehicles when lessees default on their lease payments. Vehicles returned at the end of the lease will be valued at the lesser of the residual value or the fair value of the vehicle. Vehicles that are repossessed are valued at the lesser of the vehicles' carrying amount or the fair market value. The carrying amount of direct financing lease vehicles that are repossessed is the present value of the remaining lease payments discounted at the interest rate implicit in the lease. The carrying amount of operating lease vehicles that are repossessed is the gross investment in the vehicle less the accumulated depreciation taken on the vehicle. The Company takes an immediate write down if the fair market value is less than the residual value or carrying amount at the time the vehicle is returned or repossessed. When a vehicle is repossessed the carrying amount is reclassified from investment in direct financing leases or investment in operating leases in the accompanying balance sheet to vehicles available for sale. For the year ended December 31, 2001 and 2000, respectively, the Company did not recognize any losses resulting from repossessed vehicles. The Company generally requires the lessee to make a down payment or capital reduction payment (which is generally paid to the dealer), ranging from 10% to 20%, so if the vehicle is repossessed, the Company can resell the vehicle for more than the carrying amount.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Allowance for Credit Losses
          ---------------------------
          An allowance for estimated credit losses is generally established during the period in which receivables are acquired and maintained at a level deemed appropriate by management based on historical experience and other factors that affect collectibility. Impaired receivables are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses. For the year ended December 31, 2001 and 2000, respectively, the Company has not taken any charge-offs for credit losses since the value of the vehicles repossessed due to leases being uncollectible have been greater than the outstanding lease balance. Although the Company has not experienced any charge-offs due to credit losses, it still provides a reserve since it may not always be able to recover the full carrying amount of a repossessed vehicle as a result of selling or re-leasing the vehicle.

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax bases.

          Fair Value of Financial Instruments
          -----------------------------------
          The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses and income taxes payable approximate fair value due to the relatively short maturity of these instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts at December 31, 2001 and 2000, respectively.

          Long-lived Assets
          -----------------
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings Per Share
          ------------------
          SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

          The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. At December 31, 2001 and 2000, respectively, there were no potentially dilutive securities outstanding

NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:

                                                              2001       2000
                                                            --------   --------
          Computer equipment and software                   $147,570   $146,000
          Phone equipment                                     66,000     66,000
                                                            --------   --------
                                                             213,570    212,000
          Less: Accumulated depreciation and amortization    (90,775)   (39,375)
                                                            --------   --------
          Property and equipment, net                       $122,795   $172,625
                                                            ========   ========

          Depreciation expense on property and equipment for the years ended December 31, 2001 and from January 27, 2000 (inception) to December 31, 2000 was $51,400 and $39,375, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

          The Company engaged in several transactions with a related party. This party is another corporation, wholly owned by the Company's president.

          The Company leases office space from the related party in the amount of $60,000 per year.

          In 2000, the Company leased staff from the related party. For the period ending December 31, 2000, the Company expensed $74,000 as salaries expense and $137,139 as sales commissions.

          In 2000, the related party paid $150,000 as a down payment on the purchase of the lease portfolio described in Note 5.

          In 2000, the Company also purchased computer equipment and phone system equipment from the related party in the total amount of $212,000.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

          In 2001, the related party advanced funds and paid expenses on behalf of the Company for $170,023.

          On May 1, 2001, the Company purchased leases from the related party. As consideration, the Company assumed the lessor's bank loans of $3,259,050 in connection with these leases (see Note 7).

NOTE 4 - INVESTMENT IN DIRECT FINANCING LEASES

          Investment in direct financing leases is as follows:

                                                           2001         2000
                                                        ----------   ----------
          Total minimum lease payments to be received   $6,636,284   $1,227,058
          Unearned income                                 (787,574)    (558,945)
          Allowance for credit losses                     (120,000)     (44,844)
                                                        ----------   ----------
          Net investment in direct financing leases     $5,728,710   $  623,269
                                                        ==========   ==========

          The following table presents an analysis of the allowance for credit losses on investment in direct financing leases:

                                                               2001       2000
                                                             --------   -------
          Balance, beginning of period                       $ 44,844   $    --
          Provision charged to income                          75,156    44,844
                                                             --------   -------
          Balance, end of period                             $120,000   $44,844
                                                             ========   =======

          The allowance is for cash flows associated with the lease and is not for any residual values.

          The contractual maturities of investment in direct financing leases at are as follows:

          December 31, 2001
          -----------------
                                                          Unearned
                                               Total       Income        Net
                                             ----------   --------   ----------
          2002                               $2,035,985   $187,195   $1,848,790
          2003                                1,990,731    197,408    1,793,323
          2004                                1,824,705    285,147    1,539,558
          2005                                  784,863    117,824      667,039
          2006                                       --         --           --
                                             ----------   --------   ----------
                                             $6,636,284   $787,574   $5,848,710
                                             ==========   ========   ==========

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 - INVESTMENT IN DIRECT FINANCING LEASES (Continued)

          December 31, 2000
          -----------------
                                                            Unearned
                                                  Total      Income       Net
                                               ----------   --------   --------
          2001                                 $  295,876   $130,781   $165,095
          2002                                    301,263    130,499    170,764
          2003                                    294,817    126,051    168,766
          2004                                    230,874    111,994    118,880
          2005                                    104,228     59,620     44,608
                                               ----------   --------   --------
                                               $1,227,058   $558,945   $668,113
                                               ==========   ========   ========

          It is the Company's experience that a portion of direct financing leases may be repaid before contractual maturity dates and the above table is not to be regarded as a forecast of future cash collection.

NOTE 5 - NET INVESTMENT, OPERATING LEASES

          Operating leases at December 31, 2001 and 2000, are as follows:

                                                          2001          2000
                                                      -----------   -----------
          Investment in operating leases
          Vehicles, at cost                           $12,619,558   $ 8,829,847
          Initial direct lease costs                      654,256       443,234
          Allowance for credit losses                    (190,000)           --
          Less:  accumulated depreciation              (3,305,986)   (1,152,142)
                                                      -----------   -----------
          Net investment in operating leases          $ 9,777,828   $ 8,120,939
                                                      ===========   ===========

          Operating leases include a portfolio of leases purchased from a third party for an original purchase price of $7,926,784 in 2000. This amount was adjusted to $6,391,866 to reflect automobiles that had incomplete titles or sales.

          Future minimum rentals on operating leases are as follows:

                                                           2001         2000
                                                        ----------   ----------
          2002                                          $2,786,883   $2,346,380
          2003                                           2,641,964    2,091,953
          2004                                           3,287,294    1,915,004
          2005                                             536,649    1,362,344
          2006                                             147,662      508,419

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - VEHICLES AVAILABLE FOR SALE OR LEASE

          Listed below is a summary of vehicles available for sale or lease that shows the carrying amount of the vehicle and whether the vehicle was originally recorded as a direct financing or operating lease:

                                                             Carrying
                                                 Total        Amount      Carrying
                                               Carrying       Direct       Amount
                                   Vehicles     Amount       Financing    Operating
                                   --------   -----------   ----------   -----------
Balance at December 31, 2000          19      $   418,673   $  137,498   $   281,175
Repossessed during period             82        3,486,875    1,316,189     2,170,686
Sold or re-leased during period      (36)      (1,695,071)    (265,319)   (1,429,752)
                                     ---      -----------   ----------   -----------
                                      65        2,210,477    1,188,368     1,022,109
Less valuation allowance                         (663,143)    (356,510)     (306,633)
                                              -----------   ----------   -----------
Balance, December 31, 2001                    $ 1,547,334   $  831,858   $   715,476
                                              ===========   ==========   ===========

Balance at inception                  --      $        --   $       --   $        --
Repossessed during period             32          737,492      219,229       518,263
Sold or re-leased during period      (13)        (318,819)     (81,731)     (237,088)
                                     ---      -----------   ----------   -----------
Balance, December 31, 2000            19      $   418,673   $  137,498   $   281,175
                                     ===      ===========   ==========   ===========

          During the year ended December 31, 2001 and from January 27, 2000 (inception) to December 31, 2000, the Company recognized gains on the sale or re-lease of the 36 and 13 vehicles of $261,266 and $63,437, respectively. The gain on the sale or re-lease of vehicles is the selling price of the vehicle, less the carrying amount of the vehicle less any direct cost associated with selling the vehicle. The gain is shown as part of other income in the statement of operations. The carrying amount of the vehicle for direct financing lease vehicles that are repossessed is the present value of the remaining lease payments discounted at the interest rate implicit in the lease. The carrying amount of the vehicle for operating lease vehicles that are repossessed is the gross investment in the vehicle less the accumulated depreciation taken on the vehicle.

NOTE 7 - NOTES PAYABLE

          Notes payable - banks - consist of the following at:

                                                          2001          2000
                                                       -----------   ----------
          CitiCapital (a)                              $    59,903   $  187,471
                                                       ===========   ==========
          CitiCapital (b)                              $10,347,219   $4,049,047
                                                       ===========   ==========
          CitiCapital (c)                              $ 3,132,540   $5,506,059
                                                       ===========   ==========
          CitiCapital (d)                              $ 2,623,672   $       --
                                                       ===========   ==========

     a)   On June 1, 2000, the Company signed a non-interest bearing promissory note in the amount of $284,756 payable in 24 equal monthly installments of $11,864. As of December 31, 2001 and 2000, the balance for the note was $59,903 and $187,471, respectively.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 7 - NOTES PAYABLE (Continued)

     b) The Company has a master promissory note with CitiCapital formerly European American Bank ("Citi") to be used for the purchase of automobiles to be leased. Interest is due monthly at prime. As of December 31, 2001 and 2000, the Company had drawn $10,347,219 and $4,049,047, respectively, on this line of credit.

     c) The Company has a $7,492,028 note for the purchase of a portfolio of motor vehicle leases with Citi. Interest rates are set forth on each promissory note on the motor vehicle executed by Carcorp USA with respect to each lease. As of December 31, 2001 and 2000, respectively, $3,132,540 and $5,506,059 was outstanding.

     d) On May 1, 2001, the Company purchased a group of motor vehicle leases from an affiliate that was financed with Citi. As consideration, the Company assumed the lessor's obligation of $3,259,050. Interest rates are set forth on each promissory note. As of December 31, 2001, $2,623,672 was outstanding (see Note 3).

          Citi has a security lien on all vehicles owned by the Company.

          The Company maintains a bank account, the use of which is restricted to the payment of notes payable which may become delinquent.

          Notes payable mature as follows:

                                                           2001         2000
                                                        ----------   ----------
          2002                                          $6,057,178   $2,598,583
          2003                                           4,265,756    2,250,969
          2004                                           4,039,956    1,996,354
          2005                                           1,269,846    1,987,677
          2006                                             530,598      908,994

NOTE 8 - COMMITMENTS AND CONTINGENCIES

          Operating leases

          The Company leases office space in Ft. Lauderdale, Florida, under an operating lease expiring May 31, 2010 from a related party. Minimum annual payments under the lease are $60,000 through 2009 and $25,000 for 2010.

          Rent expense under operating leases for the years ended December 31, 2001 and from January 27, 2000 (inception) to December 31, 2000 was $60,000 and $35,000, respectively.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

          The Company has been delinquent in making payroll deposits and in the filing of payroll tax returns for the year ended December 31, 2001. The Company has accrued payroll taxes of $122,527, interest of $10,180, and penalties of $626 in connection therewith.

NOTE 9 - INCOME TAXES

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

          Deferred Tax Assets
             Financing leases                               $ 28,274
             Operating leases                                 71,504
             Vehicles available for sale                     249,540
                                                            --------
          Net Deferred Tax Assets                           $349,318
                                                            ========

          The components of the provision for income taxes are as follows at December 31, 2001:

          Current tax expense
             U.S. Federal                                  $ 394,000
             State and local                                  67,000
                                                           ---------
                Total current                                461,000
                                                           ---------

          Deferred tax expense (benefit)
             U.S. Federal                                   (298,262)
             State and local                                 (51,056)
                                                           ---------
                Total deferred                              (349,318)
                                                           ---------

          Total tax provision                              $ 111,682
                                                           =========

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - INCOME TAXES (Continued)

          A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

          Statutory federal income tax rate                     34.0%
          Loss carryforward                                    (28.0)
          State and local income taxes, net of federal taxes     5.0
                                                               ------
               Effective income tax rate                        11.0%
                                                               ======

NOTE 10 - CONCENTRATIONS

          The Company funds its leasing operations through one lender. The loss of this funding source could have a material adverse effect on the Company's business and results of operations. The Company is actively seeking additional sources of funding.

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

          The Company has restated its financial statements for the period from inception (January 27, 2000) to December 31, 2000 to account for its capital leases as direct financing leases rather than sales-type leases. This restatement resulted in the Company's revenue and cost of revenue for the year ended December 31, 2000 being decreased by $933,656 to reflect the revenue and related cost of revenue associated with transactions previously accounted for as sales-type leases. The Company also reclassified $63,437 from revenue to other income to reflect gains recognized on the sale or re-lease of repossessed vehicles. The above restatement had no impact in the net loss reported for the period ended December 31, 2000 and had no impact on the amounts reported in the related balance sheet and statements of cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:

      NAME         AGE                   POSITION
Michael J. DeMeo    50   Chairman, President, and Chief Executive
                         Officer

Robert Minson       61   Chief Financial Officer and Director

MICHAEL J. DEMEO. Mr. DeMeo is the President and CEO and founder of CarCorp USA, Inc. He is responsible for overseeing the daily operation of the Company and helping in the development of the Company's growth plan and strategy. Mr. DeMeo's business career spans over eighteen years. He has gained experience in all phases of Lease Financing, Retail and Commercial Lending. In January of 1990, Mr. DeMeo established CarCorp, Inc. as a full recourse lender, as well as an independent finance/lease company specializing in standard and high end autos, limousines, coach buses, and heavy duty trucks and trailers. On May 18,2001, CarCorp, Inc. filed for bankruptcy.

ROBERT MINSON. Mr. Minson is an experienced executive with over 25 years involved in all phases of Lease Financing and Commercial Lending. His experience was formed and seasoned during 20 years in banking, where Mr. Minson progressed through the ranks to senior positions at several lending institutions including a major international bank, Barclays Bank, and then a major financial services company, GE Capital. Before joining Carcorp in early 2000, Mr. Minson was responsible for creating and successfully operating a full service Small Business company for Bombardier Capital, a ten billion dollar Canadian based manufacturing / finance company. All of Mr. Minson's extensive prior experience as set forth above is brought to bear in his day-to- day responsibilities as the Chief Financial Officer of the Company. Mr. Minson does not spend his full-time working for the company.

None of our directors, executive officers or key employees is related to any other of our directors, executive officers or key employees.

Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued thereunder, our directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of common stock and other equity securities of the Company. Copies of such reports are required to be furnished to us. Based solely on a review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that, during our fiscal year ended December 31, 2001, all of our executive officers and directors complied with the requirements of
Section 16 (a).

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the fiscal years ended December 31, 2001 and 2000. No other executive officer received salary and bonus compensation in excess of $100,000 in the two most recent completed fiscal years.

                                                                 Other         Long-term
          Name and                                               Annual      Compensation
     Principal Position       Year   Salary ($)   Bonus ($)   Compensation      Awards
---------------------------   ----   ----------   ---------   ------------   ------------
Michael J. DeMeo              2001     100,000       --            --             --
Chairman, President           2000          --       --            --             --
and Chief Executive Officer

Item 11. Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2001 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) the our executive officers and directors as a group.

   Name and Address of          Number of Shares        Percent
     Beneficial Owner        Beneficially Owned (1)   of Class (2)
--------------------------   ----------------------   ------------

Michael J. DeMeo                   15,000,000             79.6%
2600 NW 55 Court
Fort Lauderdale, FL  33309

Robert Minson                              --               --
2600 NW 55 Court
Fort Lauderdale, FL  33309

All directors and officers         15,000,000             79.6%
as a group (2 persons)

(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 18,851,033 shares of common stock outstanding as of December 31, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are engaged in several transactions with a related party. This party is another corporation, wholly owned by our majority stockholder.

We lease office space from the related party in the amount of $60,000 per year.

We lease staff from the related party. For the period ending December 31, 2000, we expensed $74,000 as salaries expense and $137,139 as sales commissions.

In 2000, the related party paid $150,000 as a down payment on the purchase of the lease portfolio described in Note 5 to the financial statements contained elsewhere is this Annual Report.

In 2000, we also purchased computer equipment and phone system equipment from the related party in the total amount of $212,000.

In 2001, the related party advanced funds and paid certain of our expenses for $170,023.

In 2001 we purchased a lease portfolio from the related party for $3,259,050. The purchase price was equal to the outstanding bank note on the lease portfolio.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

EXHIBIT                              DESCRIPTION                                        FILED
3.1       Article of Incorporation of CarCorp USA Corporation (formerly Hydrox
          Sales Corp.), a Delaware corporation (1)                                       (1)
3.2       By-Laws of CarCorp USA Corporation (formerly Hydrox Sales Corp.), a
          Delaware corporation (1)                                                       (1)
5.1       Opinion of Warren Soloski, Esq. (1)                                            (1)
10.1      Share Exchange Agreement dated January 26, 2001 (1)                            (1)
10.2      Amendment to Share Exchange Agreement dated November 8, 2001 (1)               (1)
10.3      Commercial Lease Agreement dated February 1, 2000 (2)                          (2)
10.4      Loan and Security Agreement between European American Bank and CarCorp USA,
          Inc. dated June 1, 2000 (2)                                                    (2)

     (1) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated November 13, 2001.

     (2) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated January 10, 2002.

REPORTS FILED ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CARCORP USA CORPORATION


                                             By:      /s/ MICHAEL J. DEMEO
                                                  ------------------------------
                                                        Michael J. DeMeo
                                                      CHAIRMAN, PRESIDENT
                                                  AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                        DATE


  /s/ MICHAEL J. DEMEO
------------------------
    Michael J. DeMeo       Chairman, President and CEO            May 2, 2002


   /s/ ROBERT MINSON
------------------------
     Robert Minson         Chief Financial Officer and Director   May 2, 2002

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

EXHIBIT                                  DESCRIPTION                                    FILED
3.1       Article of Incorporation of CarCorp USA Corporation (formerly Hydrox
          Sales Corp.), a Delaware corporation (1)                                       (1)
3.2       By-Laws of CarCorp USA Corporation (formerly Hydrox Sales Corp.), a
          Delaware corporation (1)                                                       (1)
5.1       Opinion of Warren Soloski, Esq. (1)                                            (1)
10.1      Share Exchange Agreement dated January 26, 2001 (1)                            (1)
10.2      Amendment to Share Exchange Agreement dated November 8, 2001 (1)               (1)
10.3      Commercial Lease Agreement dated February 1, 2000 (2)                          (2)
10.4      Loan and Security Agreement between European American Bank and CarCorp USA,
          Inc. dated June 1, 2000 (2)                                                    (2)

     (1) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated November 13, 2001.

     (2) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated January 10, 2002.