Form 10QSB
period 2002-03-31
CARCORP USA CORP
filed 2002-06-04
CIK 1161723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

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

                                 (888) 735-5557
                           (Issuer's telephone number)


   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 15, 2002 - 18,851,033 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                             CARCORP USA CORPORATION
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of March 31, 2002                               2-3

           Statements of Operations for the three
             months ended March 31, 2002 and 2001                            4

           Statements of Cash Flows for the three
             months ended March 31, 2002 and 2001                           6-7

           Notes to Financial Statements                                    8-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10-14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                14

Item 2.    Change in Securities and Use of Proceeds                         14

Item 3.    Defaults Upon Senior Securities                                  14

Item 4.    Submission of Matters to a Vote of Security Holders              14

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                  15

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                             CARCORP USA CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2002


                                     ASSETS

Cash and cash equivalents                                           $   191,986
Cash - reserve account, restricted                                      133,223
Investment in direct financing leases, net of
   unearned income                                                    5,275,682
Property and equipment, net                                             107,795
Investment in operating leases, net                                   9,354,189
Vehicles available for sale or lease                                  1,298,167
Deferred tax asset                                                      369,318
                                                                    ------------

TOTAL ASSETS                                                        $16,730,360
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                   245,876
Payroll taxes payable                                                   142,734
Accrued income taxes                                                    591,000
Related party loan                                                      402,456
Notes payable - bank                                                 15,002,634
                                                                    ------------

Total liabilities                                                    16,384,700
                                                                    ------------

Commitments and contingencies

Stockholders' equity
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 18,851,033 shares issued and outstanding                   100
   Retained earnings                                                    345,560
                                                                    ------------
Total stockholders' equity                                              345,660
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $16,730,360
                                                                    ============


       See the accompanying notes to the consolidated financial statements

                             CARCORP USA CORPORATION
                                INCOME STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                       2002            2001
                                                   -------------   -------------


Revenue
   Retail and lease financing                      $    512,867    $    213,765
   Operating leases                                     905,452         356,287
                                                   -------------   -------------
     Total revenue                                    1,418,319         570,052
                                                   -------------   -------------

Operating expenses
   Salaries and commissions                              87,165         124,956
   General and administrative                           132,589          39,567
   Allowance for credit losses                           50,000          25,000
   Depreciation                                         608,145         423,876
                                                   -------------   -------------
     Total operating expenses                           877,899         613,399

Income (loss) from operations                           540,420         (43,347)

Other income (expense)
   Other income                                          34,967              --
   Interest expense                                    (296,712)        (70,354)
                                                   -------------   -------------
     Total other income (expense)                      (261,745)        (70,354)
                                                   -------------   -------------

Income (loss) before provision for income taxes         278,675        (113,701)

Provision for income taxes                              110,000              --
                                                   -------------   -------------

Net income (loss)                                  $    168,675    $   (113,701)
                                                   =============   =============

Income (loss) per share - basic and diluted        $       0.01    $      (0.01)
                                                   =============   =============

Weighted average common shares outstanding-
   Basic and diluted                                 18,851,033      18,851,033
                                                   =============   =============

       See the accompanying notes to the consolidated financial statements


                                 CARCORP USA CORPORATION
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                 2002           2001
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $   168,675    $  (113,701)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
     Depreciation                                                608,145        423,876
     Allowance for credit losses                                  50,000         25,000
     Unearned income                                              75,178        145,945
       Valuation allowance, vehicles available for sale           23,177             --
     Gain on sale of vehicles                                    (34,967)            --
   Changes in assets and liabilities:
     Investment in direct financing leases                       755,808     (2,764,239)
     Prepaid rent                                                     --         25,000
     Deferred tax asset                                          (20,000)            --
     Accounts payable and accrued expenses                      (110,003)      (166,854)
     Payroll tax liability                                        20,207             --
     Accrued income taxes                                        130,000             --
                                                             ------------   ------------
Net cash provided by (used in) operating activities            1,666,220     (2,424,973)
                                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted cash reserve                                       105,087        212,637
   Purchase of property and equipment                                 --             --
   Purchase of operating leases                                 (756,134)    (2,128,609)
   Proceeds from the sale of vehicles                                 --             --
                                                             ------------   ------------
Net cash provided by (used in) investing activities             (651,047)    (1,915,972)
                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable-bank                            2,902,015      9,142,722
   Repayment of notes payable                                 (3,853,262)    (4,761,095)
   Advances from related parties                                      --             --
                                                             ------------   ------------
Net cash provided by (used in) financing activities             (951,247)     4,381,627
                                                             ------------   ------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                           63,926         40,682

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                           128,060         24,552
                                                             ------------   ------------
   END OF PERIOD                                             $   191,986    $    65,234
                                                             ============   ============


           See the accompanying notes to the consolidated financial statements

                                            4

                             CARCORP USA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited Financial Statements have been prepared by Carcorp USA Corporation (the "Company" or "Carcorp"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 2 - EARNINGS (LOSS) PER SHARE:

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company has no potentially dilutive options or warrants outstanding.


NOTE 3 - INVESTMENT IN DIRECT FINANCING LEASES

Investment in direct financing leases at March 31, 2002 are as follows:


         Total minimum lease payments to be received              $   6,280,647
         Unearned income                                               (834,965)
         Allowance for credit losses                                   (170,000)
                                                                  --------------
         Net investment in direct financing leases                $   5,275,682
                                                                  ==============

The following table presents an analysis of the allowance for credit losses on investment in direct financing leases at March 31, 2002:

         Balance, beginning of period                             $     120,000
         Provision charged to income                                     50,000
                                                                  --------------
         Balance, end of period                                   $     170,000
                                                                  ==============

The allowance is for cash flows associated with the lease and is not for any residual values.

                             CARCORP USA CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4  - NET INVESTMENT, OPERATING LEASES

Operating leases at March 31, 2002 are as follows:

           Investment in operating leases
           Vehicles, at cost                                      $  12,693,189
           Initial direct lease costs                                   674,987
           Allowance for credit losses                                 (190,000)
           Less:  accumulated depreciation                           (3,823,987)
                                                                  --------------
           Net investment in operating leases                     $   9,354,189
                                                                  ==============


NOTE 5 - VEHICLES AVAILABLE FOR SALE OR LEASE

 Listed below is a summary of vehicles available for sale or lease that shows the carrying amount of the vehicle and whether the vehicle was originally recorded as a direct financing or operating lease:

                                                               Carrying
                                                   Total        Amount        Carrying
                                    Number of     Carrying      Direct        Amount
                                    Vehicles       Amount      Financing     Operating
                                  -----------   -----------   -----------   -----------
Balance at inception                       -    $        -    $        -    $        -
Repossessed during period                 32       737,492       219,229       518,263
Sold or re-leased during period          (13)     (318,819)      (81,731)     (237,088)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 2000                19       418,673       137,498       281,175
Repossessed during period                 82     3,486,875     1,316,189     2,170,686
Sold or re-leased during period          (36)   (1,695,071)     (265,319)   (1,429,752)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 2001                65     2,210,477     1,188,368     1,022,109
Repossessed during period                 21       745,198       436,987       308,211
Sold or re-leased during period          (15)     (994,365)     (437,912)     (556,453)
                                  -----------   -----------   -----------   -----------
                                          71     1,961,310     1,187,443       773,867
Less valuation allowance                          (663,143)     (356,510)     (306,633)
                                                -----------   -----------   -----------
Balance, March 31, 2002                         $1,298,167    $  830,933    $  467,234
                                                ===========   ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2001 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

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

Over the next 12 months, we plan to establish loan production offices in New York, Chicago and California. The market sector that we serve is a B+ to C+ quality borrower. This segment has provided a rate range of approximately 15% to 20% with limited downside exposure to us, due to our high credit standards and successful collection practices, which are backed up by well-managed and highly integrated Asset Recovery and Redistribution System.

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

For each lease transaction we enter, we record an asset on our balance sheet that is either an investment in direct financing leases (present value of lease payments for a direct financing lease) or an investment in operating leases (cost of vehicle for an operating lease). There are generally two situations when the leased vehicle will be returned to us: 1) if the customer is delinquent on his/her lease payments and the vehicle is repossessed or 2) if the customer decides to return the vehicle to us at the end of the lease. In either case we must get the vehicle ready to sell which results in us incurring costs to get the vehicle in good condition to sell, and incurring cost to market and sell the vehicle. Generally our carrying value of vehicles is equal to or less than the fair value of the vehicle. We require our customer to make a down payment or capital reduction payment (which is generally made directly to the dealer) on the vehicle which reduces our carrying value of the vehicle and generally reduces the risk that we may have to incur a loss if the vehicle is repossessed. Also for our operating leases, we structure the leases in such a way that our carrying value of the leased vehicle at the end of the lease is equal to the expected fair value at the end of the lease which reduces the risk that we will incur a loss to dispose of the vehicle if it is returned to us.

At March 31, 2002 we had 71 vehicles that had been returned to us through repossession. The aggregate carrying amount of these repossessed vehicles at March 31, 2002 was $1,298,167. As of March 31, 2002 we have not had any vehicles returned to as a result of expired leases.

Listed below is a summary of vehicles available for sale or lease that shows the carrying amount of the vehicle and whether the vehicle was originally recorded as a direct financing or operating lease:

                                                               Carrying
                                                   Total        Amount        Carrying
                                    Number of     Carrying      Direct        Amount
                                    Vehicles       Amount      Financing     Operating
                                  -----------   -----------   -----------   -----------
Balance at inception                       -    $        -    $        -    $        -
Repossessed during period                 32       737,492       219,229       518,263
Sold or re-leased during period          (13)     (318,819)      (81,731)     (237,088)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 2000                19       418,673       137,498       281,175
Repossessed during period                 82     3,486,875     1,316,189     2,170,686
Sold or re-leased during period          (36)   (1,695,071)     (265,319)   (1,429,752)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 2001                65     2,210,477     1,188,368     1,022,109
Repossessed during period                 21       745,198       436,987       308,211
Sold or re-leased during period          (15)     (994,365)     (437,912)     (556,453)
                                  -----------   -----------   -----------   -----------
                                          71     1,961,310     1,187,443       773,867
Less valuation allowance                          (663,143)     (356,510)     (306,633)
                                                -----------   -----------   -----------
Balance, March 31, 2002                         $1,298,167    $  830,933    $  467,234
                                                ===========   ===========   ===========

During the three months ended March 31, 2001, we recognized a gain on the sale or re-lease of the 15 vehicles of $34,967. The gain on the sale or re-lease of vehicles is the selling price of the vehicle, less the carrying amount of the vehicle less any direct cost associated with selling the vehicle. The gain is shown in other income in the statement of operations. The carrying amount of the vehicle for direct financing lease vehicles that are repossessed is the present value of the remaining lease payments discounted at the interest rate implicit in the lease. The carrying amount of the vehicle for operating lease vehicles that are repossessed is the gross investment in the vehicle less the accumulated depreciation taken on the vehicle.

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

We generated $512,867 and $905,452 in revenue for the three months ended March 31, 2002, from direct financing leases and operating leases, respectively. For the three months ended March 31, 2001 we generated revenue of $213,765 and $356,287, from direct financing leases and operating leases, respectively. The revenue for the three months ended March 31, 2002 increased by $848,267 or 149% over the revenue for the same period in 2001. This increase is due to the fact that we had just commenced operations in 2000 and our revenue has grown steadily since commencement. We expect our revenues to continue to grow as we increase our lease portfolio from sales in existing markets and as we expand our operations into New York, Chicago and California.

OPERATING EXPENSES

Our operating expenses excluding depreciation for the three months ended March 31, 2002 and 2001 were $269,754 (or 19.0% of revenue) and $189,523 (or 33.2% of revenue), respectively. Many of our operating expenses for fixed in nature and are not expected to increase at the same rate as our revenue growth. As we continue to increase revenue by expanding our operations into other cities, we expect our operating costs as a percentage of revenue to continue to decrease. In addition, as we implement our fully computerized loan processing system, we expect to see a reduction in our operating costs.

Depreciation is principally related to our operating lease portfolio which is depreciated over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Depreciation expense for the three months ended March 31, 2002 and 2001 was $608,145 and $423,876, respectively. We expect depreciation expense to increase as we expand operations and initiate new lease contracts.

We establish an allowance for estimated credit losses during the period in which receivables are acquired and maintained at a level deemed appropriate by management based on historical experience and other factors that affect collectibility. Impaired receivables are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate. Investments in direct financing and operating leases are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. During the three months ended March 31, 2002, we increased this reserve by $50,000. These reserves are established by management after examining the current delinquencies on our lease portfolio, reviewing the general conditions of the automobile market and reviewing other factors that affect the collectibility of our lease portfolio. The increase in the reserve during the three months ended March 31, 2002 of $50,000 was principally due to the growth of our overall lease portfolio. The delinquency percentage remained constant, but the fact that our overall lease portfolio has grown requires us to increase our reserve accordingly. From commencement of operations through March 31, 2002 we have not had any actual charge-offs due to credit losses since the value of the vehicles repossessed due to leases being uncollectible have been greater than our carrying amount of the vehicle. The carrying amount of the vehicle for direct financing lease vehicles that are repossessed is the present value of the remaining lease payments discounted at the interest rate implicit in the lease. The carrying amount of the vehicle for operating lease vehicles that are repossessed is the gross investment in the vehicle less the accumulated depreciation taken on the vehicle. The carrying amount is generally less than the vehicles fair value since we require the lessee to make a down payment ranging from 10% to 20%. This down payment or capital reduction payment is made directly to the dealer and reduces our carrying amount in the leased vehicle. Although we have not experienced any charge-offs due to credit losses, we still provide a reserve since we may not always be able to recover the full carrying amount of a repossessed vehicle as a result of us selling or re-leasing the vehicle.

NET INCOME

For the three months ended March 31, 2002 we generated net income of $168,675 compared to a net loss of $113,701 for the three months ended March 31, 2001. The change from a loss in 2001 to income in 2002 is due to the start up nature of our business in 2000. We incurred costs to establish our infrastructure while we were growing our revenue base. Many of these costs were fixed in nature and as our revenue began to grow, the costs did not increase at the same rate, thus resulting in us beginning to establish profitable operations. Also included in net income for the three months ended March 31, 2002 and 2001 are gains on the sale of vehicles that were previously repossessed of $34,967 and $0, respectively. The gains are shown as part of other income in the statement of operations. We do not expect the net gain or loss from the sale or re-lease of repossessed vehicles to be a significant component of our operations in any given reporting period, but our capabilities to repossess vehicles is vital for us to minimize our potential credit losses.

LIQUIDITY AND CAPITAL RESOURCES

From our inception we have financed our working capital needs principally from a note payable to our founder and Chief Executive Officer. We have also obtained notes payable from CitiCapital (formerly European American Bank) to purchase vehicles that we can lease to our customers. As of March 31, 2002 we had borrowed $15,002,634 from these notes payable from CitiCapital. All our notes bear interest at prime. The notes are collateralized by all the vehicles owned by us. Our ability to expand our business is directly tied to the amount of money we can borrow to purchase additional vehicles that we can turnaround and lease to our customers. During the next 12 months we expect to generate approximately $5.0 million from the sale of equity securities. We also believe that such an equity infusion would allow us to borrow an additional $40 to $50 million from financial institutions which will allow us to rapidly expand our operations and increase our revenues. We are currently negotiating with several financial institutions to secure additional debt capital, but to date, have not received any firm commitments. We believe that with the additional equity capital raised that we will be able to leverage that equity capital by a factor of 8 to 10 in additional debt capital. These leverage factors are based on our verbal discussions with interested financial institutions, but currently we have not received any firm commitments from financial institutions. Our current debt to equity ratio is extremely high given that we were originally capitalized with $100; however, after we raise additional equity capital, we expect our debt to equity ratio to be between 8 - 10 to 1. To fully execute our long-term business plan, we will need to raise additional debt and equity capital in the future. We will need to raise additional equity capital as we raise additional debt capital to keep our debt to equity ratio in a range acceptable to the financial institutions providing debt capital. We believe that the equity capital expected to be raised over the next 12 months along with the debt capital of approximately $40 to $50 million that we expect to raise will be sufficient for us to execute phase 1 of our business plan.

Interest expense for the three months ended March 31, 2002 and 2001 was $296,712 and $70,354, respectively. Interest expense is primarily the interest paid on the notes from CitiCapital. The interest rate charged on these notes is the banks prime rate. The average interest rate for the three months ended March 31, 2002 was approximately 7%. The significant increase in interest expense is due to the increase in the note payable balance. Interest expense will continue to increase as we increase the balances on our outstanding notes payable to originate new lease agreements.

We maintain a separate cash account to cover any leases that may become delinquent. If our delinquencies become higher than we anticipate, then our ability to originate new leases will be diminished because the cash will be used to fund separate cash account to cover delinquencies. As of March 31, 2002 we had a balance in this separate cash account of $133,223. This amount represents approximately 41% of our total cash position at March 31, 2002.

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

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to expand our operations by obtaining additional financing, to minimize credit losses, general market conditions, and competition. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

None


Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

On March 27, 2002, we filed a Current Report on Form 8-K announcing that due to unfavorable market conditions, we were postponing the offering of 2,000,000 shares offered by us on Form SB-2 and thereby declared the offering closed. On March 27, 2002, our board of directors closed the offering to sell 2,000,000 shares of common stock that were previously registered on Form SB-2 and will re-evaluate the selling of shares in the future when market conditions improve.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CARCORP USA CORPORATION



                                               By: /s/ Michael J. DeMeo
                                               ---------------------------------
                                               Michael J. DeMeo
                                               Chairman, President and CEO


Date:  June 3, 2002