Form 10QSB
period 2002-06-30
CARCORP USA CORP
filed 2002-08-13
CIK 1161723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 13, 2002 - 18,851,033 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                             CARCORP USA CORPORATION
                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of June 30, 2002                               2

           Income Statements for the three
             months ended June 30, 2002 and 2001                           3

           Income Statements for the six
             months ended June 30, 2002 and 2001                           4

           Statements of Cash Flows for the six
             months ended June 30, 2002 and 2001                           5

           Notes to Financial Statements                                  6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8-14

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              14

Item 2.    Change in Securities and Use of Proceeds                       14

Item 3.    Defaults Upon Senior Securities                                14

Item 4.    Submission of Matters to a Vote of Security Holders            14

Item 5.    Other Information                                              14

Item 6.    Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                15

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                             CARCORP USA CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2002


                                     ASSETS

Cash and cash equivalents                                        $      156,699
Cash - reserve account, restricted                                      204,513
Investment in direct financing leases, net of
   unearned income                                                    6,012,654
Property and equipment, net                                              92,795
Investment in operating leases, net                                   8,673,123
Vehicles available for sale or lease                                  1,519,559
Deferred tax asset                                                      389,318
                                                                 ---------------

TOTAL ASSETS                                                     $   17,048,661
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                   196,345
Payroll taxes payable                                                    98,123
Accrued income taxes                                                    691,000
Related party loan                                                      402,456
Notes payable - bank                                                 15,177,910
                                                                 ---------------

Total liabilities                                                    16,565,834
                                                                 ---------------

Commitments and contingencies

Stockholders' equity
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 18,851,033 shares issued and outstanding                   100
   Retained earnings                                                    482,727
                                                                 ---------------
Total stockholders' equity                                              482,827
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   17,048,661
                                                                 ===============

       See the accompanying notes to the consolidated financial statements


                                  CARCORP USA CORPORATION
                                      INCOME STATEMENTS
                     FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                     2002              2001
                                                              ----------------  ----------------
Revenue
   Retail and lease financing                                 $       432,256   $       755,783
   Operating leases                                                   830,424           606,643
                                                              ----------------  ----------------
     Total revenue                                                  1,262,680         1,362,426
                                                              ----------------  ----------------

Operating expenses
   Salaries and commissions                                           109,159           183,496
   General and administrative                                         169,587            66,845
   Allowance for credit losses                                         50,000            25,000
   Depreciation                                                       457,201           674,197
                                                              ----------------  ----------------
     Total operating expenses                                         785,947           949,538

Income from operations                                                476,733           412,888

Other income (expense)
   Other income                                                        26,909           110,804
   Interest expense                                                  (286,475)         (333,574)
                                                              ----------------  ----------------
     Total other income (expense)                                    (259,566)         (222,770)
                                                              ----------------  ----------------

Income before provision for income taxes                              217,167           190,118

Provision for income taxes                                             80,000                 -
                                                              ----------------  ----------------

Net income                                                    $       137,167   $       190,118
                                                              ================  ================

Income per share - basic and diluted                          $          0.01   $           0.01
                                                              ================  ================

Weighted average common shares outstanding-
   Basic and diluted                                               18,851,033        18,851,033
                                                              ================  ================

            See the accompanying notes to the consolidated financial statements


                                  CARCORP USA CORPORATION
                                     INCOME STATEMENTS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                     2002              2001
                                                              ---------------   ---------------
Revenue
   Retail and lease financing                                 $       945,123   $       969,548
   Operating leases                                                 1,735,876           962,930
                                                              ----------------  ----------------
     Total revenue                                                  2,680,999         1,932,478
                                                              ----------------  ----------------

Operating expenses
   Salaries and commissions                                           196,324           308,452
   General and administrative                                         302,176           106,412
   Allowance for credit losses                                        100,000            50,000
   Depreciation                                                     1,065,346         1,098,073
                                                              ----------------  ----------------
     Total operating expenses                                       1,663,846         1,562,937

Income from operations                                              1,017,153           369,541

Other income (expense)
   Other income                                                        61,876           110,804
   Interest expense                                                  (583,187)         (403,928)
                                                              ----------------  ----------------
     Total other income (expense)                                    (521,311)         (293,124)
                                                              ----------------  ----------------

Income before provision for income taxes                              495,842            76,417

Provision for income taxes                                            190,000                 -
                                                              ----------------  ----------------

Net income                                                    $       305,842   $        76,417
                                                              ================  ================

Income (loss) per share - basic and diluted                   $          0.02   $           0.00
                                                              ================  ================

Weighted average common shares outstanding-
   Basic and diluted                                               18,851,033        18,851,033
                                                              ================  ================

            See the accompanying notes to the consolidated financial statements


                                  CARCORP USA CORPORATION
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                     2002              2001
                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $       305,842   $        76,417
   Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
     Depreciation                                                   1,065,346         1,098,073
     Allowance for credit losses                                      100,000            50,000
     Unearned income                                                  165,987           719,535
     Valuation allowance, vehicles available for sale                  59,165                 -
     Gain on sale of vehicles                                         (61,876)         (110,804)
   Changes in assets and liabilities:
     Investment in direct financing leases                          1,325,328        (3,663,334)
     Deferred tax asset                                               (40,000)                -
     Accounts payable and accrued expenses                           (159,534)           74,489
     Payroll tax liability                                            (24,404)                -
     Accrued income taxes                                             230,000                 -
                                                              ----------------  ----------------
Net cash provided by (used in) operating activities                 2,965,854        (1,755,624)
                                                              ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted cash reserve                                            176,377          (106,166)
   Purchase of property and equipment                                       -           (72,000)
   Purchase of operating leases                                      (654,129)       (2,084,709)
                                                              ----------------  ----------------
Net cash used in investing activities                                (477,752)       (2,262,875)
                                                              ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable-bank                                 4,126,432         4,131,665
   Repayment of notes payable                                      (6,585,895)                -
                                                              ----------------  ----------------
Net cash provided by (used in) financing activities                (2,459,463)        4,131,665
                                                              ----------------  ----------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                                28,639           113,166

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                                128,060            24,552
                                                              ----------------  ----------------
   END OF PERIOD                                              $       156,699   $       137,718
                                                              ================  =================

            See the accompanying notes to the consolidated financial statements

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Financial Statements have been prepared by Carcorp USA Corporation (the "Company" or "Carcorp"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements and related footnotes for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


NOTE 2 - EARNINGS (LOSS) PER SHARE:

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potentially dilutive options or warrants outstanding; therefore, basic and diluted shares outstanding are the same for this period.

NOTE 3 - INVESTMENT IN DIRECT FINANCING LEASES

Investment in direct financing leases at June 30, 2002 are as follows:


         Total minimum lease payments to be received               $ 7,155,014
         Unearned income                                              (922,360)
         Allowance for credit losses                                  (220,000)
                                                                   ------------
         Net investment in direct financing leases                 $ 6,012,654
                                                                   ============

The following table presents an analysis of the allowance for credit losses on investment in direct financing leases at June 30, 2002:

         Balance, beginning of period                              $    120,000
         Provision charged to income                                    100,000
                                                                   -------------
         Balance, end of period                                    $    220,000
                                                                   =============

The allowance is for cash flows associated with the lease and is not for any residual values.

                             CARCORP USA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE 4  - NET INVESTMENT, OPERATING LEASES

Operating leases at June 30, 2002 are as follows:


           Investment in operating leases
           Vehicles, at cost                                    $ 12,454,324
           Initial direct lease costs                                674,987
           Allowance for credit losses                              (190,000)
           Less:  accumulated depreciation                        (4,266,188)
                                                                -------------
           Net investment in operating leases                   $  8,673,123
                                                                =============


NOTE 5 - VEHICLES AVAILABLE FOR SALE OR LEASE

Listed below is a summary of vehicles available for sale or lease that shows the carrying amount of the vehicle and whether the vehicle was originally recorded as a direct financing or operating lease:

                                                                           Carrying
                                                              Total          Amount       Carrying
                                            Number of        Carrying        Direct        Amount
                                             Vehicles         Amount        Financing     Operating
                                          --------------  -------------- -------------- --------------
     Balance at inception                             -   $           -  $           -  $           -
     Repossessed during period                       32         737,492        219,229        518,263
     Sold or re-leased during period                (13)       (318,819)       (81,731)      (237,088)
                                          --------------  -------------- -------------- --------------

     Balance, December 31, 2000                      19         418,673        137,498        281,175
     Repossessed during period                       82       3,486,875      1,316,189      2,170,686
     Sold or re-leased during period                (36)     (1,695,071)      (265,319)    (1,429,752)
                                          --------------  -------------- -------------- --------------

     Balance, December 31, 2001                      65       2,210,477      1,188,368      1,022,109
     Repossessed during period                       53       2,113,334        971,115      1,142,219
     Sold or re-leased during period                (39)     (2,141,109)    (1,072,109)    (1,069,000)
                                          --------------  -------------- -------------- --------------
                                                     79       2,182,702      1,087,374      1,095,328
     Less valuation allowance                                  (663,143)      (356,510)      (306,633)
                                                          -------------- -------------- --------------
     Balance, June 30, 2002                               $   1,519,559  $     730,864  $     788,695
                                                          ============== ============== ==============

NOTE 6 - SUBSEQUENT EVENT

In August 2002, the Company issued 400,000 shares of its common stock for consulting services rendered to the Company.

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

Our potential will not be realized under the present lease funding structure, which is costly, slow and inflexible and unreliable. The mere fact that we have to review the majority of our approvals with our funding sources prior to committing to a loan defines us as a broker. The time has come for us to make the transition from broker to banker through the establishment of a financial captive, with our own lines of credit that can be utilized by us, based on our own well-defined and time-tested credit standards.

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

This access to in-house capital will also permit us to dramatically expand our network of dealers and brokers, which we have been avoiding due to funding limitations. There are over 500,000 dealers and brokers in the United States, of which we only have a penetration rate of 1/10 of 1%. With a well-defined and executed marketing program, we would increase our market share to a full 1% or 50,000 accounts over the next three to four years, without the need to compromise on either rate or credit quality. This aggressive marketing plan would include expanding advertising in the Internet, various trade papers, establishing a well-crafted telemarketing campaign, and undertaking an expansion of our sales staff, and the expansion into New York, Chicago and California.

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

At June 30, 2002 we had 79 vehicles that had been returned to us through repossession. The aggregate carrying amount of these repossessed vehicles at June 30, 2002 was $1,519,559. As of June 30, 2002 we have not had any vehicles returned to as a result of expired leases.

Listed below is a summary of vehicles available for sale or lease that shows the carrying amount of the vehicle and whether the vehicle was originally recorded as a direct financing or operating lease:

                                                                           Carrying
                                                              Total          Amount       Carrying
                                            Number of        Carrying        Direct        Amount
                                             Vehicles         Amount        Financing     Operating
                                          --------------  -------------- -------------- --------------
     Balance at inception                             -   $           -  $           -  $           -
     Repossessed during period                       32         737,492        219,229        518,263
     Sold or re-leased during period                (13)       (318,819)       (81,731)      (237,088)
                                          --------------  -------------- -------------- --------------

     Balance, December 31, 2000                      19         418,673        137,498        281,175
     Repossessed during period                       82       3,486,875      1,316,189      2,170,686
     Sold or re-leased during period                (36)     (1,695,071)      (265,319)    (1,429,752)
                                          --------------  -------------- -------------- --------------

     Balance, December 31, 2001                      65       2,210,477      1,188,368      1,022,109
     Repossessed during period                       53       2,113,334        971,115      1,142,219
     Sold or re-leased during period                (39)     (2,141,109)    (1,072,109)    (1,069,000)
                                          --------------  -------------- -------------- --------------
                                                     79       2,182,702      1,087,374      1,095,328
     Less valuation allowance                                  (663,143)      (356,510)      (306,633)
                                                          -------------- -------------- --------------
     Balance, June 30, 2002                               $   1,519,559  $     730,864  $     788,695
                                                          ============== ============== ==============

During the six months ended June 30, 2001, we recognized a gain on the sale or re-lease of the 39 vehicles of $61,876. The gain on the sale or re-lease of vehicles is the selling price of the vehicle, less the carrying amount of the vehicle less any direct cost associated with selling the vehicle. The gain is shown in other income in the statement of operations. The carrying amount of the vehicle for direct financing lease vehicles that are repossessed is the present value of the remaining lease payments discounted at the interest rate implicit in the lease. The carrying amount of the vehicle for operating lease vehicles that are repossessed is the gross investment in the vehicle less the accumulated depreciation taken on the vehicle.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------

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

We generated $432,256 and $830,424 in revenue for the three months ended June 30, 2002, from direct financing leases and operating leases, respectively. For the three months ended June 30, 2001 we generated revenue of $755,783 and $606,643, from direct financing leases and operating leases, respectively. The revenue for the three months ended June 30, 2002 decreased by $99,746 or 7.3% from the revenue for the same period in 2001. This decrease is due to us having a higher number of cars that were repossessed and available for sale during the three months ended June 30, 2002 compared to June 30, 2001.

OPERATING EXPENSES

Our operating expenses excluding depreciation for the three months ended June 30, 2002 and 2001 were $328,746 (or 26.0% of revenue) and $275,341 (or 20.2% of revenue), respectively. The increase in operating expenses is due to the hiring of new personnel and the costs associated with the anticipated expansion of our operations.

Depreciation is principally related to our operating lease portfolio which is depreciated over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Depreciation expense for the three months ended June 30, 2002 and 2001 was $457,201 and $674,197, respectively.

We establish an allowance for estimated credit losses during the period in which receivables are acquired and maintained at a level deemed appropriate by management based on historical experience and other factors that affect collectibility. Impaired receivables are measured based on the present value of expected future cash flows discounted at the receivable's effective interest rate. Investments in direct financing and operating leases are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. During the three months ended June 30, 2002, we increased this reserve by $50,000. These reserves are established by management after examining the current delinquencies on our lease portfolio, reviewing the general conditions of the automobile market and reviewing other factors that affect the collectibility of our lease portfolio. The increase in the reserve during the three months ended June 30, 2002 was $50,000. The delinquency percentage remained constant, but the fact that our overall lease portfolio has grown requires us to increase our reserve accordingly. From commencement of operations through June 30, 2002 we have not had any actual charge-offs due to credit losses since the value of the vehicles repossessed due to leases being uncollectible have been greater than our carrying amount of the vehicle. The carrying amount of the vehicle for direct financing lease vehicles that are repossessed is the present value of the remaining lease payments discounted at the interest rate implicit in the lease. The carrying amount of the vehicle for operating lease vehicles that are repossessed is the gross investment in the vehicle less the accumulated depreciation taken on the vehicle. The carrying amount is generally less than the vehicles fair value since we require the lessee to make a down payment ranging from 10% to 20%. This down payment or capital reduction payment is made directly to the dealer and reduces our carrying amount in the leased vehicle. Although we have not experienced any charge-offs due to credit losses, we still provide a reserve since we may not always be able to recover the full carrying amount of a repossessed vehicle as a result of us selling or re-leasing the vehicle.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2002 and 2001 was $286,475 and $333,574, respectively. Interest expense is primarily the interest paid on the notes from CitiCapital. The interest rate charged on these notes is the bank's prime rate. The average interest rate for the three months ended June 30, 2002 was approximately 7.6%. Interest expense will increase as we increase the balances on our outstanding notes payable to originate new lease agreements.

NET INCOME

For the three months ended June 30, 2002 we generated net income of $137,167 compared to $190,118 for the three months ended June 30, 2001. The decrease in net income is due to us incurring additional costs associated with the anticipated growth of our operations and the fact that there was not a tax provision established in 2001 since we were able to offset the 2001 income with net operating losses generated in 2000. The tax provision for the three months ended June 30, 2002 was $80,000. Also included in net income for the three months ended June 30, 2002 and 2001 are gains on the sale of vehicles that were previously repossessed of $26,909 and $110,804, respectively. The gains are shown as part of other income in the statement of operations. We do not expect the net gain or loss from the sale or re-lease of repossessed vehicles to be a significant component of our operations in any given reporting period, but our capabilities to repossess vehicles is vital for us to minimize our potential credit losses.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001
-------------------------------------------------------------------------

REVENUE

We generated $945,123 and $1,735,876 in revenue for the six months ended June 30, 2002, from direct financing leases and operating leases, respectively. For the six months ended June 30, 2001 we generated revenue of $969,548 and $962,930, from direct financing leases and operating leases, respectively. The revenue for the six months ended June 30, 2002 increased by $748,521 or 38.7% from the revenue for the same period in 2001. This increase is due to the fact that we had just commenced operations in 2000 and our revenue has grown steadily since commencement. In the 2nd quarter of 2001 we purchased a lease portfolio that significantly increased our revenue from the 1st quarter of 2001 to the 2nd quarter of 2001. We expect our revenues to continue to grow as we increase our lease portfolio from sales in existing markets and as we expand our operations into New York, Chicago and California.

OPERATING EXPENSES

Our operating expenses excluding depreciation for the six months ended June 30, 2002 and 2001 were $598,500 (or 22.3% of revenue) and $464,864 (or 24.1% of revenue), respectively. Many of our operating expenses for fixed in nature and are not expected to increase at the same rate as our revenue growth. As we continue to increase revenue by expanding our operations into other cities, we expect our operating costs as a percentage of revenue to continue to decrease. In addition, as we implement our fully computerized loan processing system, we expect to see a reduction in our operating costs.

Depreciation expense for the six months ended June 30, 2002 and 2001 was $1,065,346 and $1,098,073, respectively. We expect depreciation expense to increase as we expand operations and initiate new lease contracts.

During the six months ended June 30, 2002, we increased the allowance for credit losses by $100,000. The increase in the reserve during the six months ended June 30, 2002 was principally due to the growth of our overall lease portfolio. The delinquency percentage remained constant, but the fact that our overall lease portfolio has grown requires us to increase our reserve accordingly.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2002 and 2001 was $583,187 and $403,928, respectively. Interest expense is primarily the interest paid on the notes from CitiCapital. The interest rate charged on these notes is the bank's prime rate. The average interest rate for the six months ended June 30, 2002 was approximately 7.6%. The significant increase in interest expense is due to the increase in the note payable balance. Interest expense will continue to increase as we increase the balances on our outstanding notes payable to originate new lease agreements.

NET INCOME

For the six months ended June 30, 2002 we generated net income of $305,842 compared to $76,417 for the six months ended June 30, 2001. The increase in net income is principally due the increase in revenue from the growth in our lease portfolios. In addition, there was not a tax provision established in 2001 since we were able to offset the 2001 income with net operating losses generated in 2000. The tax provision for the six months ended June 30, 2002 was $190,000. Also included in net income for the six months ended June 30, 2002 and 2001 are gains on the sale of vehicles that were previously repossessed of $61,876 and $110,804, respectively. The gains are shown as part of other income in the statement of operations. We do not expect the net gain or loss from the sale or re-lease of repossessed vehicles to be a significant component of our operations in any given reporting period, but our capabilities to repossess vehicles is vital for us to minimize our potential credit losses.

LIQUIDITY AND CAPITAL RESOURCES

From our inception we have financed our working capital needs principally from a note payable to our founder and Chief Executive Officer. We have also obtained notes payable from CitiCapital (formerly European American Bank) to purchase vehicles that we can lease to our customers. As of June 30, 2002 we had borrowed $15,177,910 from these notes payable from CitiCapital. All our notes bear interest at prime. The notes are collateralized by all the vehicles owned by us. Our ability to expand our business is directly tied to the amount of money we can borrow to purchase additional vehicles that we can turnaround and lease to our customers. During the next 12 months we expect to generate approximately $5.0 million from the sale of equity securities. We also believe that such an equity infusion would allow us to borrow an additional $40 to $50 million from financial institutions which will allow us to rapidly expand our operations and increase our revenues. We are currently negotiating with several financial institutions to secure additional debt capital, but to date, have not received any firm commitments. We believe that with the additional equity capital raised that we will be able to leverage that equity capital by a factor of 8 to 10 in additional debt capital. These leverage factors are based on our verbal discussions with interested financial institutions, but currently we have not received any firm commitments from financial institutions. Our current debt to equity ratio is extremely high given that we were originally capitalized with $100; however, after we raise additional equity capital, we expect our debt to equity ratio to be between 8 - 10 to 1. To fully execute our long-term business plan, we will need to raise additional debt and equity capital in the future. We will need to raise additional equity capital as we raise additional debt capital to keep our debt to equity ratio in a range acceptable to the financial institutions providing debt capital. We believe that the equity capital expected to be raised over the next 12 months along with the debt capital of approximately $40 to $50 million that we expect to raise will be sufficient for us to execute phase 1 of our business plan.

We maintain a separate cash account to cover any leases that may become delinquent. If our delinquencies become higher than we anticipate, then our ability to originate new leases will be diminished because the cash will be used to fund our separate cash account to cover delinquencies. As of June 30, 2002 we had a balance in this separate cash account of $204,513. This amount represents approximately 57% of our total cash position at June 30, 2002.

To minimize our potential loss that may result from delinquent accounts, we generally require the lessee to make a down payment, ranging from 10% to 20%, so if the vehicle is repossessed, we can resell the vehicle for more than our carrying amount in the vehicle. The down payments or capital reduction payments are made directly to the dealers and can range generally from $2,000 to $30,000 depending on the credit quality of the borrower and the cost of the vehicle. Since we only finance the net amount due to purchase the vehicle from the dealer, our investment in the vehicle (or investment in direct financing or operating leases) is less than the vehicle's fair value.

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

Not applicable


Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

99.1     Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CARCORP USA CORPORATION



                                                By: /s/ Michael J. DeMeo
                                                ------------------------
                                                Michael J. DeMeo
                                                Chairman, President and CEO


                                                By: /s/ Robert Minson
                                                ---------------------
                                                Robert Minson
                                                CFO

Date:  August 13, 2002