Form 10QSB
period 2002-09-30
CARCORP USA CORP
filed 2002-12-24
CIK 1161723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

    For the quarterly period ended September 30th, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act.

Commission file number: 333-73286


                            CARCORP USA CORPORATION.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                              26-0003788
(State or other jurisdiction                                 (IRS Employer
    of incorporation)                                      Identification No.)



 1300 East Hillsboro Blvd #102, Deerfield Beach, FL                33441
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (954)-735-5557

             2600 NW 55 Court, Suite 234, Fort Lauderdale, FL 33309
                       (Former address since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,951,033 as of December 16th, 2002

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS


Item                                                                       Page
----                                                                       ----

                          PART I -FINANCIAL STATEMENTS
1. Financial Statements.....................................................  1

2. Management's Discussion and Analysis or Plan of Operation................  9

3. Controls and Procedures.................................................. 13

                           PART II - OTHER INFORMATION

1. Legal Proceedings........................................................ 14

2. Changes in Securities and Use of Proceeds................................ 14

3. Defaults Upon Senior Securities.......................................... 15

4. Submission of Matters to a Vote of Security Holders...................... 15

5. Other Information........................................................ 15

6. Exhibits and Reports on Form 8-K ........................................ 15

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            CARCORP USA CORPORATION
                                 BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                                          $     12,765
Investment in direct financing leases, net of
  unearned income                                                     4,325,098
Property and equipment, net                                              92,795
Investment in operating leases, net                                   6,127,098
Vehicles available for sale or lease                                    457,987
Deferred tax asset                                                      757,421
                                                                   -------------

TOTAL ASSETS                                                       $ 11,773,164
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                   324,997
Payroll taxes payable                                                    98,123
Accrued income taxes                                                    501,000
Related party loan                                                      402,647
Notes payable - bank                                                 10,203,964
                                                                   -------------

Total liabilities                                                    11,530,731
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' equity
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 19,951,033 shares issued and outstanding                 1,200
   Additional paid in capital                                         1,428,900
   Common stock issued for prepaid consulting services                 (650,000)
   Retained earnings                                                   (537,667)
                                                                   -------------
Total stockholders' equity                                              242,433
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,773,164
                                                                   =============

                                 CARCORP USA CORPORATION
                                    INCOME STATEMENTS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 2002 AND 2001
                                       (UNAUDITED)

                                                           2002                 2001
                                                       -------------        -------------

Revenue
    Retail and lease financing                              289,854              408,298
    Operating leases                                        239,222              405,510
                                                       -------------        -------------
      Total revenue                                         529,076              813,808
                                                       -------------        -------------

Operating expenses
    Salaries and commissions                                 38,663              140,175
    General and administrative                              875,943              155,754
    Allowance for credit losses                             666,527               25,000
    Depreciation                                            378,197              312,572
                                                       -------------        -------------
      Total operating expenses                            1,959,330              633,501

Income from operations                                   (1,430,254)             180,307

Other income (expense)
    Other income                                              2,668              105,804
    Interest expense                                       (150,911)            (209,648)
                                                       -------------        -------------
      Total other income (expense)                         (148,243)            (103,844)
                                                       -------------        -------------

Income (loss) before provision for income taxes          (1,578,497)              76,463

Provision for income taxes benefit (expense)                178,103                   --
                                                       -------------        -------------

Net income (loss)                                      $ (1,400,394)        $     76,463
                                                       =============        =============

Income per share - basic and diluted                   $      (0.08)        $       0.01
                                                       =============        =============

Weighted average common shares outstanding-
    Basic and diluted                                    19,556,468           18,484,268
                                                       =============        =============

                                 CARCORP USA CORPORATION
                                    INCOME STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                       (UNAUDITED)

                                                           2002                 2001
                                                       -------------        -------------

Revenue
    Retail and lease financing                         $  1,234,977         $  1,377,846
    Operating leases                                      1,975,098            1,368,440
                                                       -------------        -------------
      Total revenue                                       3,210,075            2,746,286
                                                       -------------        -------------

Operating expenses
    Salaries and commissions                                234,987              448,627
    General and administrative                            1,178,119              262,166
    Allowance for credit losses                             766,527               75,000
    Depreciation                                          1,443,543            1,410,645
                                                       -------------        -------------
      Total operating expenses                            3,623,176            2,196,438

Income (loss) from operations                              (413,101)             549,848

Other income (expense)
    Other income                                             64,544              216,608
    Interest expense                                       (734,098)            (613,576)
                                                       -------------        -------------
      Total other income (expense)                         (669,554)            (396,968)
                                                       -------------        -------------

Income (loss) before provision for income taxes          (1,082,655)             152,880

Provision for income taxes benefit (expense)                368,103                   --
                                                       -------------        -------------

Net income (loss)                                      $   (714,552)             152,880
                                                       =============        =============

Income per share - basic and diluted                   $      (0.04)        $       0.01
                                                       =============        =============

Weighted average common shares outstanding-
    Basic and diluted                                    19,088,762           18,484,268
                                                       =============        =============

                                                CARCORP USA CORPORATION
                                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                      (UNAUDITED)

                                                           Additional  Prepaid Consulting                   Total
                                     Common Stock           Paid-in     Services Paid in   Accumulated  Stockholders'
                                 Shares        Amount       Capital      Common Stock       Deficit        Deficit
                              ------------  ------------  ------------  ----------------  ------------  ------------
Balance December 31, 2001      18,851,033   $       100   $        --   $            --   $   176,885   $   176,985

Issuance of common stock
  for prepaid consulting        1,100,000         1,100     1,428,900        (1,430,000)           --            --

Current period amortization
  of prepaid consulting                --            --            --           780,000            --       780,000

Net loss                               --            --            --                --      (714,552)     (714,552)
                              ------------  ------------  ------------  ----------------  ------------  ------------

Balance September 31, 2002     19,951,033   $     1,200   $ 1,428,900   $      (650,000)  $  (537,667)  $   242,433
                              ============  ============  ============  ================  ============  ============

                                 CARCORP USA CORPORATION
                                 STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                       (UNAUDITED)

                                                                       2002                2001
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $  (714,552)        $   152,880
    Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
      Depreciation                                                   1,443,543           1,410,645
      Allowance for credit losses                                      766,527              75,000
      Unearned income                                                 (153,418)                 --
      Valuation allowance, vehicles available for sale                  59,165                  --
      Loss on sale of vehicles                                       3,351,070                  --
      Stock based compensation                                         780,000
    Changes in assets and liabilities:
      Investment in direct financing leases                          1,360,931          (3,974,490)
      Deferred tax asset                                              (408,103)                 --
      Accounts payable and accrued expenses                            (30,882)            108,964
      Payroll tax liability                                            (24,404)                 --
      Accrued income taxes                                              40,000                  --
                                                                   ------------        ------------
Net cash provided by (used in) operating activities                  6,469,877          (2,227,001)
                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Restricted cash reserve                                             28,136              53,546
    Purchase of property and equipment                                      --             (23,500)
    Purchase of operating leases                                      (654,129)         (3,100,648)
                                                                   ------------        ------------
Net cash used in investing activities                                 (625,993)         (3,070,602)
                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable-bank                                 9,267,335
    Proceeds from related party                                            191                  --
    Repayment of notes payable                                      (5,959,370)         (3,865,340)
                                                                   ------------        ------------
Net cash provided by (used in) financing activities                 (5,959,179)          5,401,995
                                                                   ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS -                           (115,295)            104,368

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                128,060              24,552
                                                                   ------------        ------------
    END OF PERIOD                                                  $    12,765         $   128,920
                                                                   ============        ============

Schedule of non-cash financing activities:
    Issuance of common stock for prepaid consulting
      services                                                     $ 1,430,000         $        --
                                                                   ============        ============

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended December 31, 2001 of Carcorp USA, Inc. (the "Company").

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going concern - The Company incurred a net loss of approximately $715,000 for the nine months ended September 30, 2002. This factor creates substantial doubt about the Company's ability to continue as a going concern. The Company's management has developed a plan to reduce overall expenditures. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - INVESTMENT IN DIRECT FINANCING LEASES

Investments in direct financing leases at September 30, 2002 are as follows:

         Total minimum lease payments to be received              $   5,359,254
         Unearned income                                               (634,156)
         Allowance for credit losses                                   (400,000)
                                                                  --------------
         Net investment in direct financing leases                $   4,325,098
                                                                  ==============

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 3 - INVESTMENT IN DIRECT FINANCING LEASES (continued)

The following table presents an analysis of the allowance for credit losses on investment in direct financing leases at September 30, 2002:

         Balance, beginning of period                              $    120,000
         Provision charged to income                                    280,000
                                                                   -------------
         Balance, end of period                                    $    400,000
                                                                   =============

The allowance is for cash flows associated with the lease and is not for any residual values.

NOTE 4 - NET INVESTMENT, OPERATING LEASES

Operating leases at September 30, 2002 are as follows:


         Investment in operating leases
         Vehicles, at cost                                         $  8,345,987
         Initial direct lease costs                                     534,987
         Allowance for credit losses                                   (676,527)
         Less:  accumulated depreciation                             (2,077,349)
                                                                   -------------
         Net investment in operating leases                        $  6,127,098
                                                                   =============

NOTE 5 - VEHICLES AVAILABLE FOR SALE OR LEASE

 Listed below is a summary of vehicles available for sale or lease that shows the carrying amount of the vehicle and whether the vehicle was originally recorded as a direct financing or operating lease:

                                                                                     Carrying
                                                                   Total              Amount             Carrying
                                             Number of            Carrying            Direct              Amount
                                             Vehicles              Amount            Financing           Operating
                                            ------------        ------------        ------------        ------------
     Balance beginning of period                     65         $ 2,210,477         $ 1,188,368         $ 1,022,109
     Repossessed during period                       75           2,073,443           1,098,345             975,098
     Sold or re-leased during period                (12)           (412,987)           (412,987)                 --
     Taken back by Citicorp                         (45)         (3,412,946)         (1,576,089)         (1,836,857)
                                            ------------        ------------        ------------        ------------
     Balance, December 31, 2000                      19             418,673             137,498             281,175
     Repossessed during period                       82           3,486,875           1,316,189           2,170,686
     Sold or re-leased during period                (36)         (1,695,071)           (265,319)         (1,429,752)
                                            ------------        ------------        ------------        ------------
     Balance, December 31, 2001                      65           2,210,477           1,188,368           1,022,109
     Repossessed during period                       53           2,113,334             971,115           1,142,219
     Sold or re-leased during period                (39)         (2,141,109)         (1,072,109)         (1,069,000)
                                            ------------        ------------        ------------        ------------
                                                     79           2,182,702           1,087,374           1,095,328
     Less valuation allowance                                      (663,143)           (356,510)           (306,633)
                                                                ------------        ------------        ------------
     Balance, September 30, 2002                                $   457,987         $   297,637         $   160,350
                                                                ============        ============        ============

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 6 - LITIGATION

In a lawsuit filed by Citicorp Leasing, Inc., as assignee of European American Bank ("EAB") against the Company, on or about October 18, 2002 and thereafter transferred to Broward County, Florida on or about November 26, 2002, Citicorp Leasing obtained a temporary restraining order wherein all matters regarding the EAB portfolio originated or purchased by the Company has been halted. An answer or other responsive pleading is due by the Company on or before January 5, 2003. The Company believes it has numerous legal defense and intends to defend itself against this action.

An Adversarial Proceeding has been filed in the Bankruptcy Court for the Southern District of Florida by the Trustee of the Company, Soneet Kapila, Trustee, against the Company. In this action, the Trustee seeks the turnover of motor vehicles or the value thereof, for vehicles owned at one point in time by Carcorp Inc. and thereafter sold to the Company prior to the Chapter 11 filing by Carcorp Inc. In the opinion of the Company's management, this matter was filed by the Trustee in Bankruptcy to foreclose any transfers which may have occurred after the bar date in the Chapter 11 proceeding filed by Carcorp Inc. The Company legal counsel believes there is no evidence of improper transfers and it is the expectation of legal counsel that this action will be settled to the satisfaction of all parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.
--------------------------------------------------------------------------------


Business Overview and Twelve Month Plan of Operation
----------------------------------------------------

We are located in Deerfield Beach, Florida and are a full service financing company. We were founded by our Chief Executive Officer, Michael DeMeo. We specialize in the financing of automobiles, exotic automobiles, limousines, buses and trucks for commercial and consumer accounts on a national basis. We provide all leases on a full-payout basis. Under the structure of a full-payout lease, the lessee is responsible for a full repayment of the amount borrowed over the term of the lease, and as such, we are not reliant on the value of the equipment at the end of the lease to support our profit position.

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

This access to in-house capital will also permit us to dramatically expand our network of dealers and brokers, which we have been avoiding due to funding limitations. There are over 500,000 dealers and brokers in the United States, of which we only have a penetration rate of 1/10 of 1%. With a well-defined and executed marketing program, we would increase our market share to a full 1% or 50,000 accounts over the next three to four years, without the need to compromise on either rate or credit quality. This aggressive marketing plan would include expanding advertising in the Internet, various trade papers, establishing a well-crafted telemarketing campaign, and undertaking an expansion of our sales staff.

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

At September 30, 2002 we had 53 vehicles that had been returned to us through repossession. The aggregate carrying amount of these repossessed vehicles at September 30, 2002 was $2,113,000. As of September 30, 2002 we have not had any vehicles returned to as a result of expired leases.

During the nine months ended September 30, 2002, we recognized a gain on the sale or re-lease of the 39 vehicles of $65,000.00. The gain on the sale or re-lease of vehicles is the selling price of the vehicle, less the carrying amount of the vehicle less any direct cost associated with selling the vehicle. The gain is shown in other income in the statement of operations. The carrying amount of the vehicle for direct financing lease vehicles that are repossessed is the present value of the remaining lease payments discounted at the interest rate implicit in the lease. The carrying amount of the vehicle for operating lease vehicles that are repossessed is the gross investment in the vehicle less the accumulated depreciation taken on the vehicle.

Revenue
-------

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

We generated $290,000 and $239,000 in revenue for the three months ended September 30, 2002, from direct financing leases and operating leases, respectively. For the three months ended September 30, 2001 we generated revenue of $408,000 and $406,000, from direct financing leases and operating leases, respectively. The revenue for the three months ended September 30, 2002 decreased by $285,000 or 35% from the revenue for the same period in 2001. This decrease is due to us having a higher number of cars that were repossessed and available for sale during the three months ended September 30th, 2002 compared to September 30, 2001.

We generated $1,235,000 and $1,975,000 in revenue for the nine months ended September 30, 2002, from direct financing leases and operating leases, respectively. For the nine months ended September 30, 2001 we generated revenue of $1,378,000 and $1,368,000, from direct financing leases and operating leases, respectively. The revenue for the nine months ended September 30, 2002 increased by $464,000 or 17% from the revenue for the same period in 2001. This increase is due to the fact that we had just commenced operations in 2000 and our revenue has grown steadily since commencement.


Operating Expenses
------------------

Our operating expenses excluding depreciation for the three months ended September 30, 2002 and 2001 were $1,581,000 (or 299% of revenue) and $321,000
(or 39% of revenue), respectively. The increase in operating expenses is due to the hiring of new personnel and the costs associated, increase in servicing costs associated with acquisition of a portfolio from EAB, and increased legal expenses.

Depreciation is principally related to our operating lease portfolio which is depreciated over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Depreciation expense for the three months ended September 30, 2002 and 2001 was $378,000 and $313,000 respectively.

Our operating expenses excluding depreciation for the nine months ended September 30th, 2002 and 2001 were $2,180,000 (or 68% of revenue) and $786,000
(or 29% of revenue), respectively. This increase is due to the amount is attributed an increase in the expenses for servicing the existing portfolios.

Depreciation expense for the nine months ended September 30, 2002 and 2001 was $1,444,000 and $1,411,000 respectively.

During the nine months ended September 30, 2002, we increased the allowance for credit losses by $692,000.


Interest Expenses
-----------------

Interest expense for the three months ended September 30, 2002 and 2001 was $151,000 and $209,000 respectively. Interest expense is primarily the interest paid on the notes from CitiCapital. The interest rate charged on these notes is the bank's prime rate. Interest expense will increase as we increase the balances on our outstanding notes payable to originate new lease agreements.

Interest expense for the nine months ended September 30, 2002 and 2001 was $734,000 and $614,000, respectively. Interest expense is primarily the interest paid on the notes from CitiCapital. The interest rate charged on these notes is the bank's prime rate. The significant increase in interest expense is due to the increase in the note payable balance. Interest expense will continue to increase as we increase the balances on our outstanding notes payable to originate new lease agreements.


Net Income
----------

For the three months ended September 30, 2002 we generated a net loss of $715,000 compared to a net income of $153,000 for the three months ended September 30, 2001. The decrease in net income is due to us incurring additional costs associated with servicing the portfolios.

For the nine months ended September 30, 2002 we generated a net loss of $715,000 compared to net income of$153,000 for the nine months ended September 30, 2001. The decrease in net income is due to us incurring additional costs associated with servicing the portfolios.

Liquidity and Capital Resources
-------------------------------

In the past, most of our working capital came from notes made from CitiCapital. At this time, we do not plan to increase the credit line with Citi as we are nearing our amount available

Our ability to expand our business is directly tied to the amount of money we can borrow to purchase additional vehicles that we can turnaround and lease to our customers. During the next 12 months we expect to generate approximately $5.0 million from the sale of equity securities. We also believe that such an equity infusion would allow us to borrow an additional $40 to $50 million from financial institutions which will allow us to rapidly expand our operations and increase our revenues. We are currently negotiating with several financial institutions to secure additional debt capital, but to date, have not received any firm commitments. We believe that with the additional equity capital raised that we will be able to leverage that equity capital by a factor of 8 to 10 in additional debt capital. These leverage factors are based on our verbal discussions with interested financial institutions, but currently we have not received any firm commitments from financial institutions. Our current debt to equity ratio is extremely high given that we were originally capitalized with $100; however, after we raise additional equity capital, we expect our debt to equity ratio to be between 8 - 10 to 1. To fully execute our long-term business plan, we will need to raise additional debt and equity capital in the future. We will need to raise additional equity capital as we raise additional debt capital to keep our debt to equity ratio in a range acceptable to the financial institutions providing debt capital. We believe that the equity capital expected to be raised over the next 12 months along with the debt capital of approximately $40 to $50 million that we expect to raise will be sufficient for us to execute phase 1 of our business plan.


Reorganization
--------------

In the Third Quarter of this year, we were forced to downsize our operations due to the fact that our line of credit with CitiCapital was cut off (see "Legal Proceedings") and due to our inability to obtain additional financing. We relocated to a smaller office in order to decrease our overhead. Further, we laid off approximately 7-10 employees. The Company currently has approximately 10 employees. At the present time, we believe we have sufficient cash reserves to operate for another three months. However, it will be crucial that we locate additional sources of funding in order to continue operations. We are currently exploring the signing of a number of service contracts. We believe that if one of these service contacts is signed, we will have sufficient revenues for the remainder of the year. There are no guarantees, however, that this will occur or that we will find additional capital to continue as a going concern.



ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Michael DeMeo, the Company's Chief Financial Officer and the Company's Chief

Executive Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II --- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


Citicorp Leasing, Inc. Lawsuit
------------------------------

In a lawsuit filed by Citicorp Leasing, Inc., as the assignee of European American Bank against Carcorp USA, Inc., on or about October 18, 2002 and thereafter transferred to Broward County, Florida on or about November 26, 2002, Case Number: 02-021680-CA (13), Citicorp Leasing obtained a temporary restraining order wherein all matters regarding the EAB portfolio originated or purchased by Carcorp USA, Inc., has been halted. An Answer or other responsive pleading is due by Carcorp USA, Inc., on or before January 5th 2003. Carcorp USA, Inc., has a number of strong legal defenses to this particular lawsuit and intends to defend against this action vigorously.


Bankruptcy Action
-----------------

An Adversarial Proceeding has been filed in the Bankruptcy Court for the Southern District of Florida by the Trustee of Carcorp Inc., Soneet Kapila, Trustee, against Carcorp USA, Inc., Case Number 01-23742-BKC-PGH. In this action, the Trustee seeks the turnover of motor vehicles or the value thereof, for vehicles owned at one point in time by Carcorp Inc., and thereafter sold to Carcorp USA, Inc., prior to the Chapter 11 filing by Carcorp Inc. In the opinion of counsel retained by Carcorp USA, Inc., this matter was filed by the Trustee in Bankruptcy to foreclose any transfers which may have occurred after the bar date in the Chapter 11 proceeding filed by Carcorp Inc. Since no evidence of improper transfers have been found to occur after the bar date, it is the expectation of counsel that this action will be settled to the satisfaction of all parties.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A


ITEM 5.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibits

3.1 Article of Incorporation of CarCorp USA Corporation (formerly Hydrox Sales Corp.), a Delaware corporation (1)

3.2 By-Laws of CarCorp USA Corporation (formerly Hydrox Sales Corp.), a Delaware corporation (1)

10.1     Share Exchange Agreement dated January 26, 2001 (1)

10.2     Amendment to Share Exchange Agreement dated November 8, 2001 (1)

10.3     Commercial Lease Agreement dated February 1, 2000 (2)

10.4 Loan and Security Agreement between European American Bank and CarCorp USA, Inc. dated June 1, 2000 (2)

99.1     906 Certification of Michael DeMeo

--------
(1) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated November 13, 2001.

(2) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated January 10, 2002.

                                   SIGNATURES

         In accordance with the Requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CARCORP USA CORPORATION

                                            /s/ Michael DeMeo
                                            ----------------------------
                                            By:   Michael DeMeo  CEO/CFO
                                            Date: December 24th, 2002




           CERTIFICATION OF PRINCIPAL FINANCIAL AND EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael DeMeo, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Carcorp USA Corporation.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24th, 2002
                                           /s/ Michael DeMeo
                                           -------------------------------------
                                           Michael DeMeo