Form 10KSB
period 2002-12-31
CARCORP USA CORP
filed 2003-04-24
CIK 1161723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         1300 EAST HILLSBORO BLVD., SUITE 102 DEERFIELD BEACH, FL 33441
               (Address of principal executive offices) (Zip Code)

                                 (888) 735-5557
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the year ended December 31, 2002: $2,119,211.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on April 14, 2003 was $1,197,145.

The number of shares outstanding of the registrant's Common Stock as of April 14, 2003 was 21,751,033.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the SEC, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in Delaware on February 4, 1999 under the name of Hydrox Sales Corp. Carcorp USA Inc. was incorporated under the laws of Florida on January 27, 2000. Pursuant to an agreement dated January 26, 2001, and amended on November 8, 2001, Carcorp. was acquired by Hydrox in a transaction accounted for as a reverse merger. Hydrox issued 15,000,000 shares of its common stock for all of the issued and outstanding common stock of Carcorp. As a result, Carcorp's former stockholder exercised control over Hydrox. Prior to the merger, Hydrox had no business activity. For accounting purposes, Carcorp. has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity, and the historical financial statements are those of Carcorp. Hydrox changed its name to Carcorp USA Corporation

We are a Florida-based transportation finance company that provided full payout lease financing for a wide range of commercial and personal vehicles, including middle market autos, luxury sports and specialty cars, limousines, trucks, and coach buses. From our inception, we had specialized in the near-prime credit sector, which is strategically positioned immediately below prime, but significantly above sub-prime, representing the B+ to C+ credit quality borrower. The near-prime vehicle leasing sector remains underserved and interest rates of 15% to 20% per annum are accepted industry standards. The interest rates earned on our portfolio of leases ranged from 13% to 18% with the average being approximately 15%.

However, in December 2002, we lost the only funding source with Citicapital (formerly European American Bank), for our vehicle leasing activities and were unable to obtain any other funding sources. Furthermore, Citicapital confiscated all leased vehicles returned to and/or repossessed by us, which were financed by Citicapital. As a result of the foregoing factors, we discontinued our vehicle leasing activities as of December 31, 2002. We have accounted for this discontinuance as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144. (See Note 2 to the financial statements included elsewhere in this document for additional discussion). We have plans to sell the net assets and liabilities related to the vehicle leasing activities to our Chief Executive Officer and majority shareholder in exchange for shares of our common stock that he currently owns. The terms of this sale have not been finalized, however, no gain or loss will be recognized upon the completion of this sale. We believe we will finalize the sale with our Chief Executive Officer and majority shareholder by the end of the second quarter of 2003. As a result of the discontinued operations of our vehicle leasing activities, our only activity as of December 31, 2002 was maintaining our corporate affairs.

Following the actions of Citicapital, we aggressively sought to commence an acquisition or merger with a private entity. On February 4, 2003, we entered into a Share Exchange Agreement with Elite Flight Solutions, Inc. whereby, we will issue 27,607,500 shares of our common stock in exchange for all the issued and outstanding shares of Elite. Elite is a provider of public air transportation and air jet charter services. This transaction is expected to close on or before April 30, 2003. However, there can be no assurance that the conditions that must be fulfilled prior to closing this transaction will occur in a timely manner or at all.

We have, and will continue to have, very little capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company who has complied with the 1934 Act and currently trading on the OTCBB without incurring the cost and time required to conduct an initial public offering.


                                  RISK FACTORS

WE WILL INCUR EXPENSES EVEN THOUGH WE HAVE NO CURRENT SOURCE OF REVENUE

We were forced to discontinue our auto leasing business due to our primary lender not allowing us to originate any new leases and confiscating all leased vehicles returned to and/or repossessed by us, which were financed by Citicapital. We are currently seeking to acquire to merge with another private entity. Currently, we have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity.


WE HAVE IDENTIFIED A POTIENTAL MERGE CANDIDATE BUT THERE CAN BE NO ASSURANCE WE CAN CLOSE THIS TRANSACTION

On February 4, 2003, we entered into a Share Exchange Agreement with Elite Flight Solutions, Inc. This transaction is expected to close on or before April 30, 2003. However, there can be no assurance that the conditions that must be fulfilled prior to closing this transaction will occur in a timely manner or at all.


OUR FUTURE OPERATION MAY NOT GENERATE PROFITS AND CASH FLOW TO SUSTAIN FUTURE OPERATIONS

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intend to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.


WE EXPECT THAT EXISITING SHAREHOLDERS WILL BE DILUTED UPON THE CONSUMMATION OF A BUSINESS COMBINATION.

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued common shares would result in reduction in percentage of shares owned by present and prospective shareholders and may result in a change in control or management.


OUR CHIEF EXECUTIVE OFFICER CONTROLS OUR COMPANY WHICH RESULTS IN OUTSIDE INVESTORS HAVING A MINORITY OWNERSHIP POSITION AND VERY LITTLE CONTROL OVER OUR COMPANY

Our chief executive officer own 60.7% of our issued and outstanding share of common stock and will be able to elect a majority of the board of directors and will control our business operations and policies and be able to decide on potential merger or acquisition candidates.


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


EMPLOYEES

As of April 14, 2003, we employed 5 full time individuals. Our employees are not unionized, and we consider our relations with our employees to be favorable.


ITEM 2. DESCRIPTION OF PROPERTY

We lease office space in Deerfield Beach, FL from a related party on a month to month basis at a rate of $1,200 per month.


ITEM 3. LEGAL PROCEEDINGS

In a lawsuit filed by Citicorp Leasing, Inc., as the assignee of European American Bank ("EAB") against Carcorp USA, Inc., (our wholly owned subsidiary) on or about October 18, 2002 and thereafter transferred to Broward County, Florida on or about November 26, 2002, Case Number: 02-021680-CA (13), Citicorp Leasing obtained a temporary restraining order wherein all matters regarding the EAB portfolio originated or purchased by Carcorp USA, Inc., has been halted. A final judgment was entered into in New York against Carcorp USA, Inc. on March 9, 2003. The judgment provided an award in favor of Citicorp Leasing, Inc. in the amount of $14,706,912. The temporary restraining order previously entered in favor of Citicorp Leasing, Inc. was made permanent. Carcorp USA, Inc. has filed an Answer and Counter Claim and a responsive pleading is due by Citicorp Leasing, Inc. on or before April 30, 2003. We believe that the total amount awarded by the New York Court will be reduced by the amount of the value of the lease portfolio. Accordingly, we believe we have recorded a sufficient amount due to Citicorp Leasing, Inc. as of December 31, 2002 to account for this claim. Nevertheless, Carcorp USA, Inc., believes is has a number of counterclaims to this judgment and intends to defend against this action vigorously.

An Adversarial Proceeding has been filed in the Bankruptcy Court for the Southern District of Florida by the Trustee of Carcorp Inc., Soneet Kapila, Trustee, against Carcorp USA, Inc., Case Number 01-23742-BKC-PGH. In this action, the Trustee seeks the turnover of motor vehicles or the value thereof, for vehicles owned at one point in time by Carcorp Inc., and thereafter sold to Carcorp USA, Inc., prior to the Chapter 11 filing by Carcorp Inc. In the opinion of counsel retained by Carcorp USA, Inc., this matter was filed by the Trustee in Bankruptcy to foreclose any transfers which may have occurred after the bar date in the Chapter 11 proceeding filed by Carcorp Inc. Since no evidence of improper transfers have been found to occur after the bar date, it is the expectation of our counsel that this action will be settled to the satisfaction of all parties.


ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the NASD Electronic Bulletin Board under the symbol CUSA on July 30, 2003. The following table sets forth the range of high and low bid quotations for each fiscal quarter from inception of trading until March 31, 2003. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                  ------------------------ ----------------- ------------------
                                                  High               Low
                  ------------------------ ----------------- ------------------
                  3rd Quarter 2002               $ 3.38             $ 0.11
                  ------------------------ ----------------- ------------------
                  4th Quarter 2002               $ 0.24             $ 0.04
                  ------------------------ ----------------- ------------------
                  1st Quarter 2003               $ 0.44             $ 0.05
                  ------------------------ ----------------- ------------------


RECORD HOLDERS

As of April 14, 2003 we had 1,319 shareholders of record. This does not include shares held in street names.


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

EQUITY COMPENSATION PLANS

None

ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW AND BACKGROUND

We were incorporated in Delaware on February 4, 1999 under the name of Hydrox Sales Corp. Carcorp USA Inc. was incorporated under the laws of Florida on January 27, 2000. Pursuant to an agreement dated January 26, 2001, and amended on November 8, 2001, Carcorp. was acquired by Hydrox in a transaction accounted for as a reverse merger. Hydrox issued 15,000,000 shares of its common stock for all of the issued and outstanding common stock of Carcorp. As a result, Carcorp's former stockholder exercised control over Hydrox. Prior to the merger, Hydrox had no business activity. For accounting purposes, Carcorp. has been treated as the accounting acquirer and, accordingly, is presented as the continuing entity, and the historical financial statements are those of Carcorp. Hydrox changed its name to Carcorp USA Corporation

We are located in Deerfield Beach, Florida and were a full service financing company. We were founded by our Chief Executive Officer, Michael DeMeo. We specialized in the financing of automobiles, exotic automobiles, limousines, buses and trucks for commercial and consumer accounts on a national basis. We provided all leases on a full-payout basis. During our time in business, we developed a nationwide network of dealers and brokers that provide an ever-growing volume of lease financing activity. The market sector that we served was a B+ to C+ quality borrower. This segment has provided a rate range of approximately 15% to 20% with limited downside exposure to us, do to our high credit standards and successful collection practices, which are backed up by well-managed and highly integrated Asset Recovery and Redistribution System.

However, in December 2002, we lost the only funding source with Citicapital (formerly European American Bank), for our vehicle leasing activities and were unable to obtain any other funding sources. Furthermore, Citicapital confiscated all leased vehicles returned to and/or repossessed by us, which were financed by Citicapital. As a result of the foregoing factors, we discontinued our vehicle leasing activities as of December 31, 2002. We have accounted for this discontinuance as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144. (See Note 2 to the financial statements included elsewhere in this document for additional discussion). Accordingly, we have reflected all activities related to vehicle leasing operations as discontinued operations in the accompanying financial statements. We have plans to sell the net assets and liabilities related to the vehicle leasing activities to our Chief Executive Officer and majority shareholder in exchange for shares of our common stock that he currently owns. The terms of this sale have not been finalized however, no gain or loss will be recognized upon the completion of this sale. We believe we will finalize the sale with our Chief Executive Officer and majority shareholder by the end of the second quarter of 2003. As a result of the discontinued operations of our vehicle leasing activities, our only activity as of December 31, 2002 was maintaining our corporate affairs.

Following the actions of Citicapital, we aggressively sought to commence an acquisition or merger with a private entity. On February 4, 2003, we entered into a Share Exchange Agreement with Elite Flight Solutions, Inc. whereby, we will issue 27,607,500 shares of our common stock in exchange for all the issued and outstanding shares of Elite. Elite is a provider of public air transportation and air jet charter services. This transaction is expected to close on or before April 30, 2003. However, there can be no assurance that the conditions that must be fulfilled prior to closing this transaction will occur in a timely manner or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to valuation allowances, and the carrying value of our vehicle inventory. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.


RESULTS OF OPERATIONS

OPERATING EXPENSES

Stock based compensation and expenses for the year ended December 31, 2002 increased by $1,426,149 from $3,851 for the year ended December 31, 2001 to $1,430,000 for the year ended December 31, 2002. The significant increase is due to the issuance of 1,100,000 shares of common stock to pay consultants. The shares were valued based on the market value of our stock at the date the shares were issued.

General and administrative for the year ended December 31, 2002 decreased by $22,359 or 17.7% from $126,610 for the year ended December 31, 2001 to $104,251 for the year ended December 31, 2002. These expenses represent costs associated with operating the holding company. There were more professional fees incurred in 2001, the year the transaction with Carcorp USA, Inc. took place, than were incurred in 2002.

DISCONTINUED OPERATIONS

Revenues from discontinued operations for the year ended December 31, 2002 decreased by $3,215,348 or 60.3% from $5,334,559 for the year ended December 31, 2001 to $2,119,211 for the year ended December 31, 2002. The decrease is due to us not originating as many leases in the 2nd half of 2002 as compared to the 2nd half of 2001 and a higher number of repossessed and available for sale vehicles.

Expenses from discontinued operations for the year ended December 31, 2002 increased by $4,274,278 or 99.6% from $4,291,522 for the year ended December 31, 2001 to $8,565,800 for the year ended December 31, 2002. The increase is due an increase in the allowance for credit losses and the write off of the vehicles available for sale that were confiscated by Citicapital.

LIQUIDITY AND CAPITAL RESOURCES

From our inception we have financed our working capital needs principally from a note payable to our founder and Chief Executive Officer. We also obtained notes payable from Citicapital (formerly European American Bank) to purchase vehicles that we could lease to our customers. As note above, we lost our only funding source for our vehicle leasing activities and were unable to obtain any other funding sources. In addition, Citicapital confiscated all leased vehicles returned to and/or repossessed by us, which were financed by Citicapital. As a result, we discontinued our vehicle leasing activities as of December 31, 2002.

We currently have no cash and no prospects to generate cash from our discontinued operations. We will have to raise capital through the sale of equity or debt to outside third parties, continue to be funded by our Chief Executive Officer or merge with or acquire a private entity that generates positive cash flows from operations to remain in existence.


ITEM 7.  FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our Board of Directors made a change to retain L.L. Bradford & Company, LLC, as our independent public accountants. On November 13, 2002, our Board of Directors approved a resolution to engage the services of L.L. Bradford and to dismiss Merdinger, Fruchter, Rosen & Company, P.C as our independent public accountants. The Board notified Merdinger, Fruchter, Rosen & Company, P.C of their dismissal on approximately November 13, 2002.

The reports of Merdinger, Fruchter, Rosen & Company, P.C. on ours financial statements for the past 2 fiscal years did not contain an adverse opinion or a disclaimer of opinion nor were the statements qualified or modified as to audit scope or accounting principles nor were we classified as a going concern. Further, the financial statements were not qualified or modified as to any other uncertainties.

Merdinger, Fruchter, Rosen & Company, P.C. and us did not, in connection with the audit of our financial statements for the previous 2 fiscal years, or for any subsequent interim periods prior to and including November 13, 2002 have any disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement, if not resolved to Merdinger, Fruchter, Rosen & Company, P.C. 's satisfaction, would have caused Merdinger, Fruchter, Rosen & Company, P.C. make reference to the subject matter of the disagreement in connection with its reports.

We had no relationship with L.L. Bradford & Company, L.L.C. required to be reported pursuant to Regulation S-B Item 304 (a) (2) during the previous 2 fiscal years, or the subsequent interim periods prior to and including November 13, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position with the Company of each officer and director as of the date of this Report.

Our current directors, executive officers and key employees are as follows:


          NAME           AGE                      POSITION
    Michael J. DeMeo     51     Chairman, President, and Chief Executive Officer


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


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid to our executive officers for the fiscal years ended December 31, 2002, 2001 and 2000. No other executive officer received salary and bonus compensation in excess of $100,000 in the two most recent completed fiscal years.

                                                                               Other           Long-term
           Name and                                                           Annual          Compensation
      Principal Position          Year      Salary ($)      Bonus ($)      Compensation          Awards
------------------------------- ---------- -------------- -------------- ------------------ -----------------
Michael J. DeMeo                  2002         93,607           -                -                 -
Chairman, President               2001        100,000           -                -                 -
and Chief Executive Officer       2000           -              -                -                 -

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 14, 2003 regarding the record and beneficial ownership of our common stock by: (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock; (ii) each of our executive officers and directors; and (iii) the our executive officers and directors as a group.

Name and Address of                   Number of Shares             Percent
 Beneficial Owner                    Beneficially Owned (1)       of Class (2)
 ----------------                    ----------------------       ------------


Michael J. DeMeo                          13,200,000                 60.7%
1300 E. Hillsboro Blvd, # 102
Deerfield Beach, FL  33441


All directors and officers               13,2000,000                 60.7%
as a group (1 person)


(1) Except as otherwise indicated, we believe that the beneficial owners of our common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Percent of class is based on 21,751,033 shares of common stock outstanding as of April 14, 2003.


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

During 2001 we leased office space owned by our Chief Executive Officer and majority shareholder in the amount of $60,000 per year.

During 2002, we did not pay any rent on the office space owned by our Chief Executive Officer and majority shareholder


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


                                  EXHIBIT INDEX

       The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:


   EXHIBIT                                        DESCRIPTION                                       FILED
3.1             Article of Incorporation of CarCorp USA Corporation (formerly Hydrox
                Sales Corp.), a Delaware corporation (1)                                             (1)
3.2             By-Laws of CarCorp USA Corporation (formerly Hydrox Sales Corp.), a
                Delaware corporation (1)                                                             (1)
5.1             Opinion of Warren Soloski, Esq. (1)                                                  (1)
10.1            Share Exchange Agreement dated January 26, 2001 (1)                                  (1)
10.2            Amendment to Share Exchange Agreement dated November 8, 2001 (1)                     (1)
10.3            Commercial Lease Agreement dated February 1, 2000 (2)                                (2)
10.4            Loan and Security Agreement between European American Bank and CarCorp USA,
                Inc. dated June 1, 2000 (2)                                                          (2)
99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer             (3)


(1) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated November 13, 2001.
(2) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated January 10, 2002.
(3)      Filed herewith.


REPORTS FILED ON FORM 8-K

We filed a current report on Form 8-K on December 2002, announcing the change in our independent public accountants, the change of our address and the resignation of Mr. Claude Kirk as director on September 9, 2002 and the resignation of Mr. Robert Minson as director on October 20, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CARCORP USA CORPORATION

        April 24, 2003         By:           /s/ MICHAEL J. DEMEO
        --------------         -------------------------------------------------
             Date                                Michael J. DeMeo
                                               CHAIRMAN, PRESIDENT
                                           AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                         TITLE                     DATE

    /s/ MICHAEL J. DEMEO
------------------------------   Chairman, President and CEO      April 23, 2003
      Michael J. DeMeo           (principal accounting officer)

                                  EXHIBIT INDEX

       The following exhibits are filed as part of this Annual Report on Form 10-KSB or are incorporated herein by reference:

   EXHIBIT                                        DESCRIPTION                                       FILED

3.1             Article of Incorporation of CarCorp USA Corporation (formerly Hydrox
                Sales Corp.), a Delaware corporation (1)                                             (1)
3.2             By-Laws of CarCorp USA Corporation (formerly Hydrox Sales Corp.), a
                Delaware corporation (1)                                                             (1)
5.1             Opinion of Warren Soloski, Esq. (1)                                                  (1)
10.1            Share Exchange Agreement dated January 26, 2001 (1)                                  (1)
10.2            Amendment to Share Exchange Agreement dated November 8, 2001 (1)                     (1)
10.3            Commercial Lease Agreement dated February 1, 2000 (2)                                (2)
10.4            Loan and Security Agreement between European American Bank and CarCorp USA,
                Inc. dated June 1, 2000 (2)                                                          (2)
99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer             (3)


(1) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated November 13, 2001.
(2) Incorporated by reference to the Exhibits to the Registration Statement filed by the Registrant on Form SB-2 (Commission File No. 333-73286) dated January 10, 2002.
(3)      Filed herewith.

                             CARCORP USA CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

        (With Report of Independent Certified Public Accountants Thereon)




                          L.L. Bradford & Company, LLC
                   Certified Public Accountants & Consultants

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

Report of Independent Certified Public Accountants                      F-1

Financial Statements

     Balance Sheet                                                      F-2

     Statements of Operations                                           F-3

     Statement of Stockholders' Deficit                                 F-4

     Statements of Cash Flows                                           F-5

Notes to Financial Statements                                           F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Carcorp USA Corporation
Fort Lauderdale, Florida

We have audited the accompanying balance sheet of Carcorp USA Corporation as of December 31, 2002, and the related statements of operations, stockholders' defcit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors whose report dated April 12, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carcorp USA Corporation as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
Las Vegas, Nevada
April 18, 2002

                            CARCORP USA CORPORATION
                                 BALANCE SHEET
                               DECEMBER 31, 2002


                                     ASSETS

Assets of discontinued operations held for sale                    $ 14,161,890
                                                                   -------------

TOTAL ASSETS                                                       $ 14,161,890
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
    Liabilities of discontinued operations held for sale           $ 20,535,745
                                                                   -------------

      Total liabilities                                              20,535,745

Commitments and contingencies                                                --

Stockholders' deficit
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 19,951,033 shares issued and outstanding               19,951
    Additional paid-in capital                                        1,428,900
    Accumulated deficit                                              (7,822,706)
                                                                   -------------
      Total stockholders' deficit                                    (6,373,855)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 14,161,890
                                                                   =============

                 See Accompanying Notes to Financial Statements


                                               CARCORP USA CORPORATION
                                              STATEMENTS OF OPERATIONS

                                                                          For the Year Ended        For the Year Ended
                                                                           December 31, 2002         December 31, 2001
                                                                           ----------------          ----------------

Revenue                                                                    $            --           $            --

Operating expenses
    Stock based compensation and expenses                                        1,430,000                     3,851
    General and administrative                                                     104,251                   126,610
                                                                           ----------------          ----------------

      Total operating expenses                                                   1,534,251                   130,461
                                                                           ----------------          ----------------

Loss from continuing operations before provision for income taxes               (1,534,251)                 (130,461)

Provision for income taxes                                                              --                        --
                                                                           ----------------          ----------------

Loss from continuing operations                                                 (1,534,251)                 (130,461)

Income (loss) from discontinued operations, net of taxes                        (6,446,589)                1,061,816
                                                                           ---------------           ---------------

Net income (loss)                                                          $    (7,980,840)          $       931,355
                                                                           ================          ================

Earnings (loss) per common share - basic and diluted
    Loss from continuing operations                                        $         (0.08)          $         (0.01)
                                                                           ================          ================

    Income (loss) from discontinued operations                             $         (0.34)          $          0.06
                                                                           ================          ================

    Net income (loss)                                                      $         (0.08)          $          0.05
                                                                           ================          ================

Weighted average common shares outstanding -
    Basic and diluted                                                           19,236,786                18,851,033
                                                                           ================          ================

                                   See Accompanying Notes to Financial Statements

                                                         F-3

                                                CARCORP USA CORPORATION
                                          STATEMENT OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                 Common Stock              Additional                          Total
                                          ---------------------------       Paid-in        Accumulated     Stockholders'
                                             Shares          Amount         Capital          Deficit          Deficit
                                          ------------    ------------    ------------    ------------     ------------
Balance, December 31, 2000                 15,000,000     $    15,000     $        --     $  (773,221)     $  (758,221)

Issuance of common stock                    3,851,033           3,851              --              --            3,851
   in connection with the merger
   with Hydrox Sales Corp.

Net income                                         --              --              --         931,355          931,355
                                          ------------    ------------    ------------    ------------     ------------

Balance, December 31, 2001                 18,851,033          18,851              --         158,134          176,985

Issuance of common stock for services       1,100,000           1,100       1,428,900              --        1,430,000

Net loss                                           --              --              --      (7,980,840)      (7,980,840)
                                          ------------    ------------    ------------    ------------     ------------

Balance, December 31, 2002                 19,951,033     $    19,951     $ 1,428,900     $(7,822,706)     $(6,373,855)
                                          ============    ============    ============    ============     ============

                                    See Accompanying Notes to Financial Statements

                                                          F-4

                                               CARCORP USA CORPORATION
                                              STATEMENTS OF CASH FLOWS

                                                                          For the Year Ended        For the Year Ended
                                                                           December 31, 2002         December 31, 2001
                                                                           ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                      $    (7,980,840)          $       931,355
    Less: income (loss) from discontinued operations                            (6,446,589)                1,061,816
                                                                           ----------------          ----------------
      Loss from continuing operations                                           (1,534,251)                 (130,461)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Stock based compensation and expenses                                    1,430,000                     3,851
                                                                           ----------------          ----------------

   Net cash used in operating activities of continuing operations                 (104,251)                 (126,610)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                       104,251                   126,610
                                                                           ----------------          ----------------

NET CHANGE IN CASH                                                                      --                        --

CASH AT BEGINNING OF YEAR                                                               --                        --
                                                                           ----------------          ----------------

CASH AT END OF YEAR                                                        $            --           $            --
                                                                           ================          ================

SUPPLEMENTAL INFORMATION:
    Income taxes paid                                                      $            --           $            --
                                                                           ================          ================

                                   See Accompanying Notes to Financial Statements

                                                         F-5

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

ORGANIZATION - Carcorp USA Corporation (the "Company"), formerly Hydrox Sales Corp., was incorporated in the state of Delaware on February 4, 1999. Pursuant to an agreement dated January 26, 2001, and amended on November 8, 2001, the Company acquired Carcorp USA, Inc. ("Carcorp Inc."), a Florida corporation in a transaction accounted for as a reverse merger. The Company issued 15,000,000 shares of its common stock for all of the issued and outstanding common stock of Carcorp Inc. As a result, Carcorp Inc.'s former stockholder exercised control over the Company. Prior to the merger, the Company had no business activity. The accounting for the acquisition is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. Accordingly, these financial statements are the historical financial statements of Carcorp, Inc.

In December 2002, the Company loss the only funding source with Citicapital formerly European American Bank ("Citi"), for it's vehicle leasing activities and was unable to obtain any other funding sources. Furthermore, Citi confiscated all leased vehicles returned to and/or repossessed by the Company, which was financed by Citi. As a result of the foregoing factors, the Company discontinued its vehicle leasing activities as of December 31, 2002. The Company has accounted for this discontinuance as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, see Note 2 for additional discussion. Accordingly, the Company has reflected all activities related to vehicle leasing operations as discontinued operations in the accompanying financial statements. The Company has plans to sell the net assets and liabilities related to the vehicle leasing activities to its Chief Executive Officer and majority stockholder in exchange for shares of common stock in the Company to which he owns. The terms of this sale have not been finalized however, no gain or loss will be recognized upon the completion of this sale. The Company believes it will finalize the sale with its Chief Executive Officer and majority stockholder by the end of the second quarter of 2003.

As a result of the discontinued operations of the Company's vehicle leasing activities, the Company's only activity as of December 31, 2002 is maintaining its corporate affairs. On February 4, 2003, entered into a Share Exchange Agreement with Elite Flight Solutions, Inc. ("Elite"), subject to the Company's stockholders approval, whereby the Company will acquire all the outstanding capital stock of Elite in exchange for 27,607,500 shares of the Company's common stock, see Note 6 for additional discussion.

GOING CONCERN - The Company incurred a net loss of approximately $7,981,000 for the year ended December 31, 2002. The Company's liabilities exceed its assets by approximately $6,374,000 as of December 31, 2002. The Company's vehicle leasing operations has been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to complete the Share Exchange Agreement with Elite, as well as, fund its operations with short term with a combination of debt and equity financing.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

PROPERTY AND EQUIPMENT - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 7 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

COMPREHENSIVE INCOME - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002 and 2001, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

INCOME TAXES - The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

As of December 31, 2002, the Company has available net operating loss carryovers of approximately $7,981,000 that will expire in various periods through 2022. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock, neither granted warrants or options, to employees for compensation for the years ended 2002 and 2001.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of net liabilities of discontinued operations approximate fair value because of the short-term nature of this instrument.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE - The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS - In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

RECLASSIFICATION - The financial statements for 2001 reflect certain reclassifications, which have nominal effect on net income, to conform to classifications in the current year.

NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

As discussed in Note 1, the Company loss the only funding source for it's vehicle leasing activities, unable to obtain any other funding sources, and Citi confiscated all leased vehicles returned to and/or repossessed by the Company. As a result of the foregoing factors, the Company discontinued its vehicle leasing activities as of December 31, 2002. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS No. 144. Accordingly, the Company has reflected all activities related to vehicle leasing operations as discontinued operations in the accompanying financial statements. The Company has plans to sell the net assets and liabilities related to the vehicle leasing activities to its Chief Executive Officer and majority stockholder in exchange for shares of common stock in the Company to which he owns. The terms of this sale have not been finalized however, no gain or loss will be recognized upon the completion of this sale. The Company believes it will finalize the sale with its Chief Executive Officer and majority stockholder by the end of the second quarter of 2003.

The following is a summary of assets and liabilities from discontinued operations by major classes as of December 31, 2002:

     Assets of discontinued operations held for sale:
       Investment in direct financing and operating leases, net                         $       14,061,230
       Property and equipment, net                                                                  96,440
       Other assets                                                                                  4,220
                                                                                        -------------------

         Total assets of discontinued operations held for sale                          $       14,161,890
                                                                                        ===================
     Liabilities of discontinued operations held for sale:
       Notes payable related to vehicle leases                                          $       19,728,028
       Accounts payable and accrued liabilities                                                    405,262
       Other liabilities                                                                           402,455
                                                                                        -------------------

         Total liabilities of discontinued operations held for sale                     $       20,535,745
                                                                                        ===================

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - DISCONTINUED OPERATIONS (continued)
--------------------------------

The following is a summary of activities from discontinued operations for the year ended December 31, 2002 and 2001:

     Revenues                                                $     2,119,211    $     5,334,559
     Expenses                                                      8,565,800          4,291,522
                                                             ----------------   ----------------
       Income (loss) before provision for income taxes            (6,446,589)         1,043,037
     Provision for income taxes                                           --            111,682
                                                             ----------------   ----------------

       Income (loss) from discontinued operations            $    (6,446,589)   $       931,355
                                                             ================   ================

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

During 2001 the Company leased an office space owned by its Chief Executive Officer and majority stockholder in the amount of $60,000 per year. During 2002, the Company was not required and did not pay any rent on the office space owned by the Chief Executive Officer and majority stockholder.

In 2001, an entity owned by the Chief Executive Officer and majority stockholder advanced funds and paid expenses on behalf of the Company for $170,023.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

CITICORP LEASING, INC. LAWSUIT - In a lawsuit filed by Citicorp Leasing, Inc., as the assignee of European American Bank ("EAB") against Carcorp USA, Inc., on or about October 18, 2002 and thereafter transferred to Broward County, Florida on or about November 26, 2002, Case Number: 02-021680-CA (13), Citicorp Leasing obtained a temporary restraining order wherein all matters regarding the EAB portfolio originated or purchased by Carcorp USA, Inc., has been halted. A final judgment was entered into in New York against Carcorp USA, Inc. on March 9, 2003. The judgment provided an award in favor of Citicorp Leasing, Inc. in the amount of $14,706,912. The temporary restraining order previously entered in favor of Citicorp Leasing, Inc. was made permanent. Carcorp USA, Inc. has filed an Answer and Counter Claim and a responsive pleading is due by Citicorp Leasing, Inc. on or before April 30, 2003. The Company believes that the total amount awarded by the New York Court will be reduced by the amount of the value of the lease portfolio. Accordingly, the Company believes it has recorded a sufficient amount due to Citicorp Leasing, Inc. as of December 31, 2002 to account for this claim. Nevertheless, Carcorp USA, Inc., believes is has a number of counterclaims to this judgment and intends to defend against this action vigorously.

BANKRUPTCY ACTION - An Adversarial Proceeding has been filed in the Bankruptcy Court for the Southern District of Florida by the Trustee of Carcorp Inc., Soneet Kapila, Trustee, against Carcorp USA, Inc., Case Number 01-23742-BKC-PGH. In this action, the Trustee seeks the turnover of motor vehicles or the value thereof, for vehicles owned at one point in time by Carcorp Inc., and thereafter sold to Carcorp USA, Inc., prior to the Chapter 11 filing by Carcorp Inc. In the opinion of counsel retained by Carcorp USA, Inc., this matter was filed by the Trustee in Bankruptcy to foreclose any transfers which may have occurred after the bar date in the Chapter 11 proceeding filed by Carcorp Inc. Since no evidence of improper transfers have been found to occur after the bar date, it is the expectation of the Company's counsel that this action will be settled to the satisfaction of all parties.

PAYROLL TAXES - The Company has been delinquent in making payroll deposits and in filing of payroll tax returns for the year ended December 31, 2002. The Company has accrued payroll taxes of $263,094, interest of $26,268, and penalties of $28,342 in connection therewith.

                             CARCORP USA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES
---------------------

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of December 31, 2002, the Company had a net operating loss carry forward of approximately $7,981,000 for federal income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which will expire in various periods through 2022, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $7,981,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2002, significant components of the Company's deferred tax assets are approximately as follows:

Net operating loss                                             $      7,980,840
Stock based compensation                                             (1,430,000)
                                                               -----------------
         Total deferred tax assets                                    6,550,840
         Valuation allowance for deferred tax assets                 (6,550,840)
                                                               -----------------

         Net deferred tax assets                               $             --
                                                               =================

NOTE 6 - SUBSEQUENT EVENT
-------------------------

On January 15, 2003, the Company consummated a consulting agreement with its Chief Executive Officer and majority stockholder whereby he will provide business advice, management, and product development and marketing services in exchange for 1,800,000 shares of the Company's common stock. The fair value of this consulting agreement totals $162,000 or $0.09 per share.

As discussed in Note 1, on February 4, 2003, the Company entered into a Share Exchange Agreement with Elite, subject to the Company's stockholders approval, whereby the Company will acquire all the outstanding capital stock of Elite in exchange for 27,607,500 shares of the Company's common stock. Upon completion of this transaction, the Company will account for this business combination under the purchase accounting method in accordance with SFAS No. 141, whereby the Company will record the purchase of Elite using the fair value of common stock issued and record the difference with the net book value of Elite as intangible assets. Elite is a provider of public air transportation and air jet charter services.