Form 10QSB
period 2003-03-31
CARCORP USA CORP
filed 2003-05-20
CIK 1161723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 15, 2003 - 21,751,033 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                             CARCORP USA CORPORATION
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

         Condensed Balance Sheet as of March 31, 2003 (unaudited)              3

         Condensed Statements of Operations for the three
           months ended March 31, 2003 and 2002 (unaudited)                    4

         Condensed Statement of Stockholders' Deficit for the three
           months ended March 31, 2003 (unaudited)                             5

         Condensed Statements of Cash Flows for the three months ended
           March 31, 2003 and 2002 (unaudited)                                 6

         Notes to Condensed Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Controls and Procedures                                              12

Part II. OTHER INFORMATION                                                    13

Item 1.  Legal Proceedings                                                    13

Item 2.  Change in Securities and Use of Proceeds                             13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    14

Part III. EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                            CARCORP USA CORPORATION
                            CONDENSED BALANCE SHEET
                                 MARCH 31, 2003
                                  (UNAUDITED)



                                     ASSETS

Assets of discontinued operations held for sale                    $ 12,927,624
                                                                   -------------

TOTAL ASSETS                                                       $ 12,927,624
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
    Liabilities of discontinued operations held for sale           $ 19,877,950
                                                                   -------------

      Total liabilities                                              19,877,950

Commitments and contingencies                                                --

Stockholders' deficit
    Common stock, $0.001 par value; 100,000,000 shares
      authorized, 21,751,033 shares issued and outstanding               21,751
    Additional paid-in capital                                        1,589,100
    Accumulated deficit                                              (8,561,177)
                                                                   -------------
      Total stockholders' deficit                                    (6,950,326)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 12,927,624
                                                                   =============

            See Accompanying Notes to Condensed Financial Statements


                                       CARCORP USA CORPORATION
                                 CONDENSED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                                         For Three Months Ended   For Three Months Ended
                                                             March 31, 2003          March 31, 2002
                                                              -------------           -------------
Revenue                                                       $         --            $         --

Operating expenses
   Stock based compensation and expenses                           162,000                      --
   General and administrative                                       29,204                  22,336
                                                              -------------           -------------

     Total operating expenses                                      191,204                  22,336
                                                              -------------           -------------

Loss from continuing operations before provision
  for income taxes                                                (191,204)                (22,336)

Provision for income taxes                                              --                      --
                                                              -------------           -------------

Loss from continuing operations                                   (191,204)                (22,336)

Income (loss) from discontinued operations, net of taxes          (547,267)                191,011
                                                              -------------           -------------

Net income (loss)                                             $   (738,471)           $    168,675
                                                              =============           =============

Earnings (loss) per common share - basic and diluted
   Loss from continuing operations                            $      (0.01)           $      (0.00)
                                                              =============           =============

   Income (loss) from discontinued operations                 $      (0.03)           $       0.01
                                                              =============           =============

   Net income (loss)                                          $      (0.03)           $       0.01
                                                              =============           =============

Weighted average common shares outstanding
   Basic and diluted                                            21,451,033              18,851,033
                                                              =============           =============

                      See Accompanying Notes to Condensed Financial Statements


                                                 CARCORP USA CORPORATION
                                      CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         FOR THREE MONTHS ENDED MARCH 31, 2003
                                                       (UNAUDITED)


                                            Common Stock                                                   Total
                                   ------------------------------    Additional      Accumulated        Stockholders'
                                      Shares          Amount       Paid-in Capital     Deficit             Deficit
                                   --------------  --------------  --------------- -----------------  ----------------
Balance, December 31, 2002            19,951,033   $      19,951   $    1,428,900  $     (7,822,706)  $    (6,373,855)

Issuance of common stock, $0.09        1,800,000           1,800          160,200                             162,000

Net loss                                       -               -                -          (738,471)         (738,471)
                                   --------------  --------------  --------------- -----------------  ----------------

Balance, March 31, 2003               21,751,033          21,751        1,589,100        (8,561,177)       (6,950,326)
                                   ==============  ==============  =============== =================  ================

                                See Accompanying Notes to Condensed Financial Statements

                                            CARCORP USA CORPORATION
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                For Three Months Ended   For Three Months Ended
                                                                    March 31, 2003           March 31, 2002
                                                                    --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $(738,471)              $ 168,675
   Less: income (loss) from discontinued operations                     (547,267)                191,011
                                                                       ----------              ----------
     Loss from continuing operations                                    (191,204)                (22,336)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Stock based compensation and expenses                             162,000                      --
                                                                       ----------              ----------

   Net cash used in operating activities of continuing operations        (29,204)                (22,336)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                              29,204                  86,262
                                                                       ----------              ----------

NET CHANGE IN CASH                                                            --                  63,926

CASH AT BEGINNING OF PERIOD                                                   --                 128,060
                                                                       ----------              ----------

CASH AT END OF PERIOD                                                  $      --               $ 191,986
                                                                       ==========              ==========

SUPPLEMENTAL INFORMATION:
   Income taxes paid                                                   $      --               $      --
                                                                       ==========              ==========

                           See Accompanying Notes to Condensed Financial Statements

                             CARCORP USA CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended December 31, 2002 of Carcorp USA, Inc. (the "Company").

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES
--------------------------------------------------

RECLASSIFICATION - Certain prior year balances have been reclassified to conform to the current year presentation, which have no effect on net income.

NOTE 3 - EMPLOYEE STOCK BASED COMPENSATION
------------------------------------------

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2003 and 2002.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

                             CARCORP USA CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - DISCONTINUED OPERATIONS
--------------------------------

The Company lost the only funding source for it's vehicle leasing activities, unable to obtain any other funding sources, and Citi confiscated all leased vehicles returned to and/or repossessed by the Company. As a result of the foregoing factors, the Company discontinued its vehicle leasing activities as of December 31, 2002. The Company has accounted for this discontinuance as discontinued operations in accordance with SFAS No. 144. Accordingly, the Company has reflected all activities related to vehicle leasing operations as discontinued operations in the accompanying financial statements. The Company has plans to sell the net assets and liabilities related to the vehicle leasing activities to its Chief Executive Officer and majority stockholder in exchange for shares of common stock in the Company to which he owns. The terms of this sale have not been finalized however, no gain or loss will be recognized upon the completion of this sale. The Company believes it will finalize the sale with its Chief Executive Officer and majority stockholder by the end of the second quarter of 2003.

The following is a summary of assets and liabilities from discontinued operations by major classes as of March 31, 2003:

     Assets of discontinued operations held for sale:
       Investment in direct financing and operating leases, net     $12,841,864
       Property and equipment, net                                       85,760
                                                                    ------------

         Total assets of discontinued operations held for sale      $12,927,624
                                                                    ============

     Liabilities of discontinued operations held for sale:
       Notes payable related to vehicle leases                      $19,012,409
       Accounts payable and accrued liabilities                         463,086
       Other liabilities                                                402,455
                                                                    ------------

         Total liabilities of discontinued operations held for sale $19,877,950
                                                                    ============


The following is a summary of activities from discontinued operations for three months ended March 31, 2003 and 2002:


     Revenues                                              $  1,442,282  $  1,418,319
     Expenses                                                 1,989,549     1,117,308
                                                           ------------- -------------
       Income (loss) before provision for income taxes        (547,267)       301,011
     Provision for income taxes                                      --       110,000
                                                           ------------- -------------

       Income (loss) from discontinued operations          $  (547,267)  $    191,011
                                                           ============= =============

                             CARCORP USA CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - COMMITMENT AND CONTINGENCIES
-------------------------------------

CONSULTING AGREEMENT - On January 15, 2003, the Company consummated a consulting agreement with its Chief Executive Officer and majority stockholder whereby he will provide business advice, management, and product development and marketing services in exchange for 1,800,000 shares of the Company's common stock. The fair value of this consulting agreement totals $162,000 or $0.09 per share.

SHARE EXCHANGE AGREEMENT - On February 4, 2003, the Company entered into a Share Exchange Agreement with Elite, subject to the Company's stockholders approval, whereby the Company will acquire all the outstanding capital stock of Elite in exchange for 27,607,500 shares of the Company's common stock. Upon completion of this transaction, the Company will account for this business combination under the purchase accounting method in accordance with SFAS No. 141, whereby the Company will record the purchase of Elite using the fair value of common stock issued and record the difference with the net book value of Elite as intangible assets. Elite is a provider of public air transportation and air jet charter services.

NOTE 6 - GOING CONCERN
----------------------

The Company incurred a net loss of approximately $738,000 for the three months ended March 31, 2003. The Company's liabilities exceed its assets by approximately $6,950,000 as of March 31, 2003. The Company's vehicle easing operations has been discontinued with no other source of operating revenues. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue as a going concern revolves around its ability to complete the Share Exchange Agreement with Elite, as well as, fund its operations with short term with a combination of debt and equity financing.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

However, in December 2002, we lost the only funding source with Citicapital (formerly European American Bank), for our vehicle leasing activities and were unable to obtain any other funding sources. Furthermore, Citicapital confiscated all leased vehicles returned to and/or repossessed by us, which were financed by Citicapital. As a result of the foregoing factors, we discontinued our vehicle leasing activities as of December 31, 2002. We have accounted for this discontinuance as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144. (See Note 4 to the financial statements included elsewhere in this document for additional discussion). Accordingly, we have reflected all activities related to vehicle leasing operations as discontinued operations in the accompanying financial statements. We have plans to sell the net assets and liabilities related to the vehicle leasing activities to our Chief Executive Officer and majority shareholder in exchange for shares of our common stock that he currently owns. The terms of this sale have not been finalized however, no gain or loss will be recognized upon the completion of this sale. We believe we will finalize the sale with our Chief Executive Officer and majority shareholder by the end of the second quarter of 2003. As a result of the discontinued operations of our vehicle leasing activities, our only activity as of December 31, 2002 was maintaining our corporate affairs.

Following the actions of Citicapital, we aggressively sought to commence an acquisition or merger with a private entity. On February 4, 2003, we entered into a Share Exchange Agreement with Elite Flight Solutions, Inc. whereby, we will issue 27,607,500 shares of our common stock in exchange for all the issued and outstanding shares of Elite. Elite is a provider of public air transportation and air jet charter services. This transaction is expected to close before the end of the 2nd quarter of 2003. However, there can be no assurance that the conditions that must be fulfilled prior to closing this transaction will occur in a timely manner or at all.

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


RESULTS OF OPERATIONS

OPERATING EXPENSES

Stock based compensation and expenses for the three months ended March 31, 2003 increased by $162,000 from $0 for the three months ended March 31, 2002 to $162,000 for the three months ended March 31, 2003. The increase is due to the issuance of 1,800,000 shares of common stock issued in the 1st quarter of 2003 to pay a consultant. The shares were valued based on the market value of our stock at the date the shares were issued.

General and administrative for the three months ended March 31, 2003 increased by $6,868 or 30.7% from $22,336 for the three months ended March 31, 2002 to $29,204 for the three months ended March 31, 2003. These expenses represent costs associated with operating the holding company. There were more professional fees incurred in the first quarter of 2003 as compared to the first quarter of 2002.

DISCONTINUED OPERATIONS

Revenues from discontinued operations for the three months ended March 31, 2003 increased by $23,963 or 1.7% from $1,418,319 for the three months ended March 31, 2002 to $1,442,282 for the three months ended March 31, 2003. There has not been a significant change in the revenue for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Expenses from discontinued operations for the three months ended March 31, 2003 increased by $872,241 or 78.1% from $1,117,308 for the three months ended March 31, 2002 to $1,989,549 for the three months ended March 31, 2003. The increase is due an increase in the allowance for credit losses and the write down of the vehicles available.

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

Item 3.    Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

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

We issued 1,800,000 shares to a consultant for services rendered.


Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

91.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

None

(b) Reports on Form 8-K

None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CARCORP USA CORPORATION



                                                    By: /s/ Michael J. DeMeo
                                                        -----------------------
                                                    Michael J. DeMeo
                                                    Chairman, President and CEO


Date:  May 19, 2002

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. DeMeo, Chief Executive Officer of of Carcorp USA Corporation certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Carcorp USA Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 19, 2003


/s/ Michael J. DeMeo
--------------------
Chairman, President and Chief Executive Officer (and
principal accounting officer)