Form 10KSB
period 2003-06-30
ELITE FLIGHT SOLUTIONS INC
filed 2003-09-29
CIK 1161723

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NO.
        JUNE 30, 2003                                        333-73286


           DELAWARE                   ELITE FLIGHT SOLUTIONS, INC.                      26-0003788
(State or Other Jurisdiction of           (Formerly Carcorp USA            (I.R.S. Employer Identification No.)
         Incorporation                        Corporation)
       or Organization)            (Name of Registrant in Our Charter)

                                                                                     GREGORY LOVE
5550 BEE RIDGE ROAD, SUITE E-3                _____                            5550 BEE RIDGE ROAD, SUITE E-3
  SARASOTA, FLORIDA 34232        (Primary Standard Industrial                   SARASOTA, FLORIDA 34232
    (941) 343-9966                Classification Code Number)                         (941) 343-9966

                   (Address and telephone number of Principal
               Executive Offices and Principal Place of Business)

           (Name, address and telephone number of agent for service)

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Health Express was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                               YES [X]        NO  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Elite Flight's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $169,358

Based on the closing sale price on September 9, 2003, the aggregate market value
of  the  voting  common  stock  held  by   non-affiliates  of  Elite  Flight  is
$3,511,612.31.

As of September 9, 2003 Elite Flight had 46,656,543 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 29, 2002

                                TABLE OF CONTENTS

PART I....................................................................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS.......................................................................................1
   ITEM 2. DESCRIPTION OF PROPERTY........................................................................................6
   ITEM 3. LEGAL PROCEEDINGS..............................................................................................6
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................7
PART II...................................................................................................................8
   ITEM 5. MARKET FOR ELITE FLIGHT SOLUTIONS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................8
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................10
   ITEM 7. FINANCIAL STATEMENTS..........................................................................................12
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................12
   ITEM 8A.  CONTROLS AND PROCEDURES.....................................................................................13
PART III.................................................................................................................14
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
   OF THE EXCHANGE ACT ..................................................................................................14
   ITEM 10. EXECUTIVE COMPENSATION.......................................................................................14
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................................15
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................................16
PART IV..................................................................................................................18
   ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.......................................................18
EXHIBIT 31.1..............................................................................................................1
EXHIBIT 32.1..............................................................................................................1
FINANCIAL STATEMENTS....................................................................................................F-1

                                     PART I


                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

         Information included or incorporated by reference in this Annual Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

         This Form 10-KSB Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.


ITEM 1.  DESCRIPTION OF BUSINESS

         On May 30, 2003, Carcorp USA Corporation, a Delaware corporation ("Carcorp"), which was incorporated in Delaware on February 9, 1999, completed its merger (the "Merger") with Elite Flight Solutions, Inc., a Nevada corporation ("Elite Flight"). Pursuant to the Share Exchange Agreement, as amended, among Carcorp, Elite Flight and the shareholders of Elite Flight (the "Shareholders"), Elite Flight was merged with and into Carcorp, with Carcorp being the surviving corporation and continuing its existence under the laws of the State of Delaware. By virtue of the Merger, all of the issued and outstanding shares of Elite Flight owned by the Shareholders were automatically canceled and the Shareholders will receive 105,759,297 shares of Carcorp common stock (the "Merger Consideration"). The Merger Consideration will be paid to the Shareholders in two (2) traunches. On the date of closing, the Shareholders received 23,502,066 shares of Carcorp common stock. The remaining balance of 82,257,231 shares of common stock will be issued to the Shareholders subsequent to an increase in the authorized common stock pursuant to an amendment to the Certificate of Incorporation of Elite Flight.

         Carcorp changed its name effective June 25, 2003 to Elite Flight Solutions, Inc. Elite Flight, prior to the merger, was incorporated in Nevada on November 1, 2002. Elite Flight has one wholly-owned subsidiary, Flyjets.biz, Inc., a Nevada corporation, incorporated on March 5, 2003. Elite Flight also owns America Air Networks Alaska, Inc., a Nevada corporation, incorporated on July 31, 2003.


BUSINESS OPERATIONS

         Elite Flight focuses on four market areas.


1.       AIRCRAFT ACQUISITIONS AND SALES

         Elite Flight intends to act as a broker in the aircraft industry for clients wishing to sell or purchase an aircraft. Elite Flight believes that it has a competitive advantage by being located in Florida where there are numerous opportunities to broker aircraft.


2.       CHARTER AND AIRCRAFT MANAGEMENT

         Elite Flight intends to charter flights for clients who wish to enjoy the luxury and pleasures of private jet travel. As part of this service, Elite Flight intends to arrange for the proper aircraft and crew to meet the client's financial capacity and travel needs. In essence it will strive to provide the best private plane experience for the dollars. Elite Flight also intends to cater to the needs of their clients on the ground-travel requirements, i.e., cars, hotels, etc. Elite Flight will also manage aircraft for clients who want to maximize the profitability of their investment when they are not able to use them. By using a charter service such as Elite Flight, aircraft owners maximize the downtime of their investment and eliminate the hassle of hiring flight crews, scheduling routine maintenance, etc.


         LEAR 25D AND LEAR 35A

         Light jets are the entry-level jet class in the charter industry. Light jets are the most economical choice for short to mid-range trips. With average cruising speeds of 500 mph and an average nonstop range of about 1,200 miles for the 25D and 1700 miles for the 35A, a light jet can travel further and faster than non-jet aircraft while operating in and out of airports not accessible by the major airlines. Amenities often include; pressurized passenger cabins for added comfort, safety and performance and a semi-private lavatory. Light jets have limited baggage capacity and often cannot accommodate skis or large golf bags. Elite Flight has entered into a letter of intent to enter into an eighteen-month lease for these aircrafts with a monthly payment of $42,000. The lease is renewable and provides option for purchase during the lease term. Elite Flight intends to close this lease arrangement by September 22, 2003.


         CITATION III

         Midsize Jet aircraft optimally blend comfort, performance and economy for medium length flights. With average cruising speeds over 500 mph and a nonstop range of about 2,000 miles, a midsize jet can travel further, faster and with more comfort than light jets while operating in and out of airports not accessible by the major airlines. Most of the midsize jet aircraft have external baggage storage and can accommodate a reasonable amount of baggage. Most midsize jets offer a private lavatory. Elite Flight has entered into a purchase agreement for this aircraft. The contract calls for $700,000 of payments from August 1, 2003 thru May 1, 2004 with a final payment due of $3,050,000.


         ADDITIONAL AIRCRAFT

         Elite Flight has signed an agreement with American Air Networks, Inc. giving Elite Flight access to American Air Networks' fleet of 45 jets.


3.       CONTRACTED SERVICES

         Elite Flight intends to solicit the business of the entertainment industry, local and regional sports teams and various governmental agencies. Elite Flight believes that there is a growing need for contracted services and believes it will be in position to take advantage of these opportunities.


4.       MAINTENANCE FUEL AND PART SALES

         Elite Flight intends to look to acquire profitable strategic fixed based operators ("FBO") throughout the U.S.A., which provide maintenance, fuel and other services, such as flight plan filing, to operators of private and charter aircraft. By acquiring "FBO's," Elite Flight believes it will be able to control the cost of its fuel, maintenance and parts as well as provide another profit center for its overall operations.


5.       AMERICA AIR NETWORKS ALASKA, INC.

         Elite Flight recently created this entity and intends to use this entity to form a joint venture with America Air Networks Inc. of Missouri. America Air Networks Alaska plans to provide medical evacuations in the state of Alaska. America Air Networks Alaska has been assigned a five-year contract to provide air ambulance services to the Yukon-Kuskokwim Health Corporation in Alaska.


INDUSTRY OVERVIEW

         The charter aviation business is directly related to and impacted by the world's economy. The private jet business expanded in the late 90's as a result of the success of the dot.com industry. The wealth generated by successful dot.com companies gave numerous individuals the opportunity to enjoy the luxury of private jet travel that were never able to experience this before.

The wealth of the dot.com individuals and their quest for private jet travel, also pushed up prices of aircraft and charter services to a level never before experienced. When wealth associated with the dot.com industry dissipated, the charter aviation business was impacted as well. The elevated prices of aircraft and charter services fell substantially as fewer individuals could afford private jet travel and numerous privately owned planes came on the market for resale at a deep discount.

         Many companies and individuals are going back to private jet travel for the safety and security that it offers. This trend is continuing and the private charter aviation business is slowly but progressively seeing an increase in sales volume and profit margins. FlyJets believes that the current trends in the private aviation business positions Elite Flight to execute and successfully expand its business.


COMPETITIVE BUSINESS CONDITIONS

         Management   believes  that  the  charter  business  with  preferential pricing, especially for frequent customers, is in a position to grow substantially over the next few years. This is the oldest form of private jet travel. Given a weaker economy, competition among charter operations is intense, especially given the need of charter operators, who often operate managed aircraft owned by others, to maximize revenue on aircraft to offset ownership cost. This over-supply situation can have the effect of creating downward pressure on Elite Flight's pricing.


SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

         FlyJets aircraft acquisition and sales area of operation has access to the information on all turbine-powered aircraft in the world. By using a database named "Jetnet," FlyJets can research and market for sale or acquisition, business jets in locations through out the world. Management believes this information along with marketing and advertising to companies and high net worth individual will give FlyJets an adequate supply of product and customers to market their services.


INTELLECTUAL PROPERTY

         None.


GOVERNMENT REGULATIONS AND APPROVALS

         We operate in a highly regulated industry. The federal Aviation Administration Department of Transportation oversees our industry. The sections of the FAA regulations that specifically govern our business are:

         SECTION 61: Certification; Pilots; Flight instructors, and ground instructions.

         SECTION 91:       General operating and flight rules.

         SECTION 135: Operating requirement: Computer and demand operations and rules governing persons on board such aircraft.


EMPLOYEES

         As of  September  9, 2003,  we had five hourly and  salaried  employees including one executive level management and four hourly or contracted employees. None of our employees are subject to collective bargaining agreement.


                                  RISK FACTORS

         WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

                          RISKS RELATED TO OUR BUSINESS


ELITE FLIGHT HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the period from November 1, 2002 through June 30, 2003, we lost $885,584. As this was our first year of operation, our accumulated deficit was $885,584 at the end of June 30, 2003. Future losses are likely to occur, as we are dependent on spending money to pay for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems.


ELITE FLIGHT MAY NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO SUSTAIN OPERATIONS

         Unless Elite Flight can become profitable, we will require additional capital to sustain operations and we will need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

         We expect to be able to continue operations for 12 months with the cash currently on hand, anticipated from our operations, from the additional debentures purchased by Cornell Capital Partners and from the Equity Line of Credit provided by Cornell Capital Partners which was signed in June 2003.

WE ARE CLOSE TO HAVING A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2003 WERE ONLY SLIGHTLY SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

         On June 30, 2003, our current assets exceeded our current liabilities by only $2,664. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they come due. If we have a working capital deficit, we may have to raise capital or debt to fund the deficit.


OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Elite Flight will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.


OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

         o        With a price of less than $5.00 per share;

         o        That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.


WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of key executives, including Gregory Love, our Chief Executive Officer and President. The loss of the services of Mr. Love could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Love. We also have other key employees that manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.


OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT OR IMPOSSIBLE TO EVALUATE OUR PERFORMANCE AND MAKE PREDICTIONS ABOUT OUR FUTURE

         Elite Flight has been in business for less than one year. Based on this limited operating history and the infancy of our aircraft chartering operations and other operations, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance. While we believe that we have refined our operational systems, there is no assurance that will be successful or well received by potential customers.


OUR OBLIGATIONS UNDER THE SECURED CONVERTIBLE DEBENTURES AND THE $175,000 PROMISSORY NOTE ARE SECURED BY ALL OF OUR ASSETS

         Our obligations under the secured convertible debentures and the $175,000 promissory note issued to Cornell Capital are secured by all of our assets. As a result, if we default under the terms of the convertible debentures, Cornell Capital could foreclose its security interest and liquidate all of the assets of Elite Flight. This would cause us to cease operations.


                          RISKS RELATED TO OUR INDUSTRY


LINGERING EFFECTS OF TERRORIST ATTACKS, WAR IN IRAQ, AND WEAK U.S. ECONOMY HAVE DEPRESSED DEMAND FOR AIR TRAVEL, PARTICULARLY BUSINESS TRAVEL

         A combination of factors has depressed the demand for overall air travel and, in particular, business travel. These factors include the lingering effects of the September 11, 2001 terrorist attacks and the war in Iraq and the weak U.S. economy. The terrorist attacks of September 11, 2001 accelerated and exacerbated an existing trend of decreased demand and reduced air travel industry revenues. Additional terrorists attacks, even if not directed at the airline industry, the fear of such attacks (which could escalate at times of international crises or U.S. military involvement in overseas hostilities), or a continuing weakness in the U.S. and global economy or other events that affect travel, particularly business travel, could have a material adverse impact on our business, financial condition and results of operations, and on the airline industry in general. While these concerns may have a greater impact on the commercial air travel industry, these concerns may also affect private charter air travel industry, especially a weak U.S. economy.

WE ARE BEING ADVERSELY AFFECTED BY INCREASES IN FUEL PRICES

         Our air chartering operations are significantly affected by the availability and price of jet fuel. A significant increase in jet fuel prices would have a material impact on our profitability, unless these costs could be passed to consumers. Due to the competitive nature of the airline industry, our ability to pass on increased fuel prices to our customers by increasing fares is uncertain. Likewise, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers.

         While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are new outbreaks of hostilities or other conflicts in oil producing areas or elsewhere, there could be reductions in the production and/or importation of crude oil and/or significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, our business, as well as that of the entire air travel industry, would be adversely affected.


OUR INSURANCE COSTS HAVE INCREASED SUBSTANTIALLY AND FURTHER INCREASES IN INSURANCE COSTS OR REDUCTIONS IN COVERAGE COULD HAVE A MATERIAL ADVERSE IMPACT ON US

         We carry insurance for public liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. As a result of the September 11, 2001 terrorist attacks, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. If the commercial insurance carriers reduce the amount of insurance coverage available to us or significantly increase the cost of aviation insurance, our business, financial condition and results of operations would be materially adversely affected.


THE AIRLINE INDUSTRY IS FIERCELY COMPETITIVE

         We compete with national airlines, regional airlines, other charter carriers, fractional jet ownership operators, and, particularly on shorter routes, ground transportation. Most of our competitions have been in business far longer than us, and have significantly greater financial stability and access to capital markets. There is no assurance that we will be successful in the face of this competition.


OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

         Aircraft operators, including charter carriers, are subject to extensive regulatory requirements that result in significant costs. For example, the Federal Aviation Administration from time to time issues directives and other regulations relating to the maintenance and operation of aircraft, and compliance with those requirements drives significant expenditures. These requirements cover, among other things, modifications to existing aircraft components, as well as maintenance issues. We expect to continue incurring expenses to comply with these requirements and other FAA regulations.

         Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost our operations or reduce revenues. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect us.


ITEM 2. DESCRIPTION OF PROPERTY

         Our offices are located at 8191 North Tamiami Trail, Sarasota Bradenton International Airport, Sarasota, Florida 34243. We have a thirty-six month lease that ends June 2006 at an annual cost of $126,000. The property consists of 1,500 square feet of office space and two aircraft hangers large enough to house a number of large corporate aircraft. We also have entered into a lease for a 7,000 square foot hanger and office facilities in Anchorage, Alaska at a monthly rent of $5,090 per month.


ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Since inception, no matters have been submitted to a vote of stockholders, except for the vote taken relating to the merger with Carcorp USA Corporation, as more fully described in the "Description of Business" Section of this Annual Report. All stockholders of record of Elite Flight Solutions, Inc., prior to the merger, voted in favor the merger with Carcorp USA Corporation. Subsequent to June 2, 2003, the date of the merger, there have been no matters submitted to a vote of stockholders.

                                     PART II


ITEM 5. MARKET FOR ELITE FLIGHT SOLUTIONS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Elite Flight's common stock currently trades on the Over-The-Counter Bulletin Board ("OTC:BB") under the trading symbol "EFLT".

         The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since June 2, 2003, the date of the merger, through September 9, 2003, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                              BID PRICES
                                                         ----------------------
                                                             HIGH        LOW
                                                         -----------  ---------
          2003
          Second Quarter Beginning June 2, 2003             $0.23       $0.10
          Third Quarter Through September 9, 2003           $0.24       $0.12



DIVIDENDS

         Elite Flight has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on Elite Flight's operations, its capital requirements, and its overall financial condition.


                            DESCRIPTION OF SECURITIES


GENERAL

         Elite Flight's authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share. At September 9, 2003, there were 46,253,099 outstanding shares of common stock. Set forth below is a description of certain provisions relating to Elite Flight's capital stock. For additional information, please refer to Elite Flight's Articles of Incorporation and By-Laws and the Delaware General Corporate Laws.


COMMON STOCK

         Each outstanding share of common stock has one vote on all matters requiring a vote of the stockholders. There is no right to cumulative voting; thus, the holder of fifty percent or more of the shares outstanding can, if they choose to do so, elect all of the directors. In the event of a voluntary of involuntary liquidation, all stockholders are entitled to a pro rata distribution after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The holders of the common stock have no preemptive rights with respect to future offerings of shares of common stock. Holders of common stock are entitled to dividends if, as and when declared by the Board out of the funds legally available therefore. It is Elite Flight's present intention to retain earnings, if any, for use in its business. The payment of dividends on the common stock are, therefore, unlikely in the foreseeable future.

WARRANTS

         Elite Flight has not issued any warrants since inception.


OPTIONS

         Elite Flight has not issued any options since inception.


DEBENTURES

         Elite Flight has outstanding secured convertible debentures, which were issued in the original principal amount of $500,000. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower (i) of $0.25 or (ii) of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by all of the assets of Elite Flight.

         As part of the commitment fee under the Equity Line of Credit, Elite Flight issued a compensation debenture to Cornell Capital Partners in the face amount of $590,000. The compensation debenture bears interest at a rate of 5% per year and has a three-year term. Cornell Capital Partners may convert the compensation debenture at a conversion price equal to 100% of the lowest closing bid price of Elite Flight's common stock for the three trading days immediately preceding the conversion date. At maturity, Elite Flight has the option to pay Cornell Capital Partners the outstanding principal balance and accrued interest or to convert the compensation debenture into shares of common stock at a conversion price equal to 100% of the lowest closing bid price of Elite Flight's common stock for the three trading days immediately preceding the conversion date.


CHANGES IN SECURITIES

         During 2002 and through September 9, 2003, Elite Flight had the following unregistered issuances of securities:

         Pursuant to the Merger  between  Carcorp and Elite  Flight,  23,502,066 shares of common stock were issued on June 2, 2003 to the pre-merger shareholders of Elite Flights. Pursuant to the terms of the Merger, these shareholders shall receive an additional 82,257,231 shares of Elite Flight's common stock subsequent to an increase in the authorized number of shares of common stock of Elite Flight.

         In June 2003, Cornell Capital Partners, L.P. entered into a securities purchase agreement with Elite Flight under which Cornell Capital Partners agreed to purchase the total amount of $500,000 secured convertible debentures. Cornell Capital purchased $250,000 of convertible debentures on June 9, 2003, and purchased $250,000 of the secured convertible debentures on September 8, 2003. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of Elite Flight. The debentures have a five-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. Cornell Capital Partners received a 10% discount from the purchase price of the secured convertible debentures. Cornell Capital Partners purchased the secured convertible debentures from Elite Flight in a private placement.

         On June 9, 2003, Elite Flight entered into an Equity Line of Credit with Cornell Capital Partners. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay Elite Flight 95% of, or a 5% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners will retain 6% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell Capital Partners is entitled to a one-time commitment fee in the form of a compensation debenture in the face amount of $590,000, which Cornell Capital Partners received on June 9, 2003. On August 28, 2003, Elite Flight filed a registration statement registering 78,675,000 shares of common stock in connection with the secured convertible debentures and the Equity Line of Credit, among other shares. On September 16, 2003, the SEC declared the registration statement effective.

         On September 8, 2003, Elite Flight issued a $175,000 promissory note to Cornell Capital Partners. The promissory note has a 90-day term. This note is secured by all of the assets of Elite Flight.

         On September 18, 2003 Elite Flight issued a $500,000 promissory note to Cornell Capital Partners. The promissory note has a 53-day term.

         There  have  been  no  other  issuances  of   unregistered   securities
subsequent to the merger on June 2, 2003.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of Elite Flight's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods.


SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION. Revenue from charters of airplanes is recognized as performed based on contractual charter rates.

         FIXED ASSETS. Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 7 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

         Elite Flight periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. Elite Flight uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

         ADVERTISING COSTS. Elite Flight recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, Elite Flight expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.

FINANCIAL CONDITION

         Elite Flight has been in operation for less than one year and has had limited revenue since inception. Elite Flight must successfully expand its business operations and achieve profitability to maintain a sound financial condition.


RESULTS OF OPERATIONS


         FOR THE PERIOD FROM NOVEMBER 1, 2002 THROUGH JUNE 30, 2003, COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2002


         REVENUES

         For the period from November 1, 2002 through June 30, 2003, Elite Flight had revenues of $169,358, which consisted of revenues from Elite Flight's air chartering operations. Management believes that revenues will increase for the fiscal year ending June 30, 2004, as Elite Flight continues to expand its fleet of aircraft and operations.


         COST OF REVENUES

         Cost of revenues for the period from November 1, 2002 through June 30, 2003, were $166,422, or 98.3% of revenue. Cost or revenues consists of mainly crew expenses and aircraft maintenance and fuel. Management expects that Elite Flight's cost of revenues will increase during fiscal year ending June 30, 2004, as revenues increase, however, management believes that, as a percentage of revenues, the cost of revenues should decrease as Elite Flight continues to expand its operations.


         GROSS PROFIT

         Gross profit for the period from November 1, 2002 through June 30, 2003, was $2,936, or 1.7%. Management believes gross profit will increase in the current fiscal year, both in dollar terms and as a percentage of revenue.


         OPERATING AND OTHER EXPENSES

         Operating and other expenses for the period from November 1, 2002 through June 30, 2003, consisted of $878,504 of general and administrative expenses, $8,417 in selling expenses, and $1,599 in interest expense. The general and administrative expenses consisted mainly of the cost associated with the issuance of shares for consulting and will likely increase during the fiscal year ending June 30, 2004, as a result of the expansion of Elite Flight's operations. Management believes that the selling expenses, which consist of marketing and advertising, will also likely increase during this fiscal year. The interest expense of $1,599 relates to the convertible debentures held by Cornell Capital Partners, and the loans received by Elite Flight, and should also increase as Elite Flight obtains additional financing for acquisitions of aircraft and other purposes.


         NET LOSS

         Elite flight had a net loss of $885,584 for the period from November 1, 2002 through June 30, 2003, relating mostly to Elite Flight's general and administrative expenses. Management believes that, for the fiscal year ending June 30, 2004, Elite Flight should significantly reduce its net loss and possibly achieve profitability on a net basis.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 9, 2003, Elite Flight had approximately $143,500 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy Elite Flight's need for working capital for the short term. Elite Flight incurred a net loss of $885,584 for the period from November 1, 2002 through June 30, 2003 and an accumulated deficit of $885,584 at June 30, 2003. Management is planning to obtain additional capital principally through the sale of equity and debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Elite Flight obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Elite Flight will be successful in these activities.

         For the period from November 1, 2002 through June 30, 2003, Elite Flight had net cash used by operating activities of $138,827, which consisted mainly of Elite Flight's net loss of $885,584, $739,050 of stock issued for services and $113,343 increase in accounts payable. Elite Flight had net cash used by investing activities of $25,833, as a result of the purchase of fixed assets. Net cash provided by financing activities was $392,432 for the period from November 1, 2002 through June 30, 2003, consisting mainly of $144,000 in proceeds for loans payable and $250,000 in proceeds for convertible debentures.

         In June 2003, Cornell Capital Partners, L.P. entered into a securities purchase agreement with Elite Flight under which Cornell Capital Partners agreed to purchase the total amount of $500,000 secured convertible debentures. Cornell Capital purchased $250,000 of convertible debentures on June 9, 2003, and purchased $250,000 of secured convertible debentures on September 8, 2003. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by all of the assets of Elite Flight. The debentures have a five-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. Cornell Capital Partners received a 10% discount from the purchase price of the secured convertible debentures. Cornell Capital Partners purchased the secured convertible debentures from Elite Flight in a private placement.

         On June 9, 2003, Elite Flight entered into an Equity Line of Credit with Cornell Capital Partners. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay Elite Flight 95% of, or a 5% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners will retain 6% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell Capital Partners is entitled to a one-time commitment fee in the form of a compensation debenture in the face amount of $590,000, which Cornell Capital Partners received on June 9, 2003. On August 28, 2003, Elite Flight filed a registration statement registering 78,675,000 shares of common stock in connection with the secured convertible debentures and the Equity Line of Credit, among other shares. On September 16, 2003, the SEC declared the registration effective.

         On September 8, 2003, Elite Flight issued a $175,000 promissory note to Cornell Capital Partners. The promissory note has a 90-day term. This note is secured by all of the assets of Elite Flight.

         On September 18, 2003 Elite Flight issued a $500,000 promissory note to Cornell Capital Partners. The promissory note has a 53-day term.

         From time to time, Elite Flight may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Elite Flight's future capital requirements will depend on many factors, including growth of Elite Flight's business, economic conditions and other factors including the results of future operations. If Elite Flight is unable to raise sufficient funds to meet its long-term capital needs, there is a risk that Elite Flight will be required to cease operations.


CURRENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements of Elite Flight required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.

ITEM 8A.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-KSB.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of September 9, 2003, the directors and executive officers of Elite Flight, their age, positions in Elite Flight, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

NAME OF DIRECTOR/
  EXECUTIVE OFFICER            AGE       POSITION                              PERIOD SERVED
--------------------------   -------  -----------------------------------   -------------------------
Gregory Love                   46     President, Chief Executive Officer,   November 2002 (Inception)
                                      and Director                          to Present

         Elite Flight's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Elite Flight's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

         None of Elite Flight's directors or executive officers is a director of any company that files reports with the SEC. None of Elite Flight's directors have been involved in legal proceedings.

         GREGORY LOVE. Mr. Gregory Love is the Chief Executive Officer, President and Sole Director of Elite Flight Solutions, Inc. that he formed in November of 2002. The five years preceding his current employment, Mr. Love was employed by Triple Diamond Charter Service as an associate, from August 2001 until forming Elite Flight Solutions, Inc. in November 2002. Prior to that position, Mr. Love was employed as a salesman with American Aircraft Inc., where he began his employment in April 1996.


SECTION 16(A) BENEFICIAL OWNERSHIP


         REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Elite Flight's officers and directors, and persons who beneficially own more than ten percent of a registered class of Elite Flight's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Elite Flight with copies.

         Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Elite Flight believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.


EXECUTIVE COMPENSATION

         The following table sets forth, for the period November 1, 2002 through June 30, 2003, certain information regarding the compensation earned by Elite Flight's Chief Executive Officer and each of Elite Flight's most highly compensated executive officers whose aggregate annual salary and bonus for the period November 1, 2002 through June 30, 2003, exceeds $100,000 (the "Named Executive Officers"), with respect to services rendered by such persons to Elite Flight and its subsidiaries.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the period November 1, 2002 through June 30, 2003, certain information regarding the compensation earned by Elite Flight's Chief Executive Officer and each of Elite Flight's most highly compensated executive officers whose aggregate annual salary and bonus for the period November 1, 2002 through June 30, 2003, exceeds $100,000 (the "Named Executive Officers"), with respect to services rendered by such persons to Elite Flight and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                ------------------------------------------ ------------------------------------------------
NAME AND PRINCIPAL                                             OTHER          RESTRICTED      UNDERLYING         OTHER
  POSITION             YEAR        SALARY        BONUS      COMPENSATION     STOCK AWARDS       OPTIONS      COMPENSATION
-------------------  ---------  ----------  ------------  ---------------- ---------------- -------------- ----------------
Gregory Love,            2003               --        --                --               --             --               --
President, CEO           2002               --        --                --               --             --               --






OPTION GRANTS

         Elite Flight has not granted any stock options nor adopted any stock option plans since inception.


COMPENSATION OF DIRECTORS

         Gregory  Love,   Elite  Flight's  only  director,   is  not  separately
compensated for serving as a director of Elite Flight.


EMPLOYMENT AGREEMENTS

         Elite Flight has not entered into any employment agreements since its inception.


COMMITTEES OF THE BOARD OF DIRECTORS

         Elite Flight currently does not have any committees of its Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect of the beneficial ownership as of September 9, 2003 for any person who is known to Elite Flight to be the beneficial owner of more than 5% of Elite Flight's common stock.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------------------------------------------------------------------------------------------------------
                                                                                     AMOUNT AND NATURE
                                       NAME AND                     OF BENEFICIAL       PERCENTAGE OF
TITLE OF CLASS                 ADDRESS OF BENEFICIAL OWNER            OWNERSHIP           CLASS (1)
---------------------   ---------------------------------------   -------------------  ------------------
Common                  Amber Run LLC                                      6,489,934               5.48%
                        2033 Main Street - Suite 600
                        Sarasota, FL 34237

Common                  Paradise Run LLC (3)                              16,792,014              36.30%
                        5550 Bee Ridge Road - Suite e-3
                        Sarasota, FL 34232

Common                  Cornell Capital Partners, L.P.                  5,178,300(2)               9.99%
                        101 Hudson Street - Suite 3606
                        Jersey City, NJ 07302


                                 SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------------------------------------------------------------------------------------------
                                                                         AMOUNT AND NATURE
                                              NAME AND                     OF BENEFICIAL            PERCENTAGE OF
TITLE OF CLASS                        ADDRESS OF BENEFICIAL OWNER            OWNERSHIP                CLASS (1)
----------------------------   ------------------------------------      -------------------      ------------------
Common                         Gregory Love (3)                                  16,792,014              36.30%
                               5550 Bee Ridge Road. Suite e-3
                               Sarasota, Florida 34232

ALL OFFICERS AND DIRECTORS
  AS A GROUP (1) PERSON                                                          16,792,014              36.30%


---------------
*        Less than 1%.


(1) Applicable percentage of ownership is based on 46,656,543 shares of common stock outstanding as of September 9, 2003 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 9, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


(2) Consists of shares of common stock underlying conversion of $500,000 of debentures and shares of common stock underlying conversion of the $590,000 compensation debenture.


(3) Paradise Run LLC is 100% beneficially owned by Gregory Love and all of Mr. Love's holdings of shares of common stock of Elite Flight are held by Paradise Run LLC.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         Elite Flight has not authorized any equity compensation plans since inception.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 2003, Cornell Capital Partners, L.P. entered into a securities purchase agreement with Elite Flight under which Cornell Capital Partners agreed to purchase the total amount of $500,000 of secured convertible debentures. Cornell Capital purchased $250,000 of secured convertible debentures on June 9, 2003, and purchased $250,000 of secured convertible debentures on September 8, 2003. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of Elite Flight. The debentures have a five-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. Cornell Capital
Partners  received  a 10%  discount  from  the  purchase  price  of the  secured convertible debentures. Cornell Capital Partners purchased the secured convertible debentures from Elite Flight in a private placement.

         On June 9, 2003, Elite Flight entered into an Equity Line of Credit with Cornell Capital Partners. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay Elite Flight 95% of, or a 5% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners will retain 6% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell Capital Partners is entitled to a one-time commitment fee in the form of a compensation debenture in the face amount of $590,000, which Cornell Capital Partners received on June 9, 2003. On August 28, 2003, Elite Flight filed a registration statement registering 78,675,000 shares of common stock in connection with the secured convertible debentures and the Equity Line of Credit, among other shares. On September 16, 2003, the SEC declared the registration statement effective.

         On September 8, 2003, Elite Flight issued a $175,000 promissory note to Cornell Capital Partners. The promissory note has a 90-day term. This note is secured by all of the assets of Elite Flight.

         On September 18, 2003 Elite Flight issued a $500,000 promissory note to Cornell Capital Partners. The promissory note has a 53-day term.

         Elite Flight has not given anything of value to, or received anything of value from, any promoter since inception.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (A)      DOCUMENTS FILED AS PART OF THIS REPORT:

         See Index to Consolidated Financial Statements attached, which are filed as part of this report.

         (B)      REPORTS ON FORM 8-K:

         On June 6, 2003, Elite Flight Solutions, Inc. (formerly Carcorp USA Corporation) (the "Registrant"), a Delaware Corporation, filed with the Securities and Exchange Commission on Form 8-K, an announcement that the Registrant had entered into the Merger more fully described in the "Description of Business" Section of this Form 10-KSB.

          On July 18, 2003, Elite Flight filed a current report of Form 8-K reporting under Items 5 and 8 and Elite Flight had changed its name from Carcorp USA Corporation to Elite Flight Solutions, Inc. and that Elite Flight had changed its fiscal year end to June 30 from December 31.

          On August 25, 2003 Elite Flight filed an amendment to the Form 8-K filed on June 6, 2003, through which Elite Flight filed the financial statements required as part of the Share Exchange Agreement reported on the Form 8-K filed on June 6, 2003.

         (C)      EXHIBITS:


EXHIBIT NO.         DESCRIPTION                                          LOCATION
3.1                 Certificate of Incorporation, as amended             Incorporated by reference to Exhibit 3.1 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

3.2                 Bylaws                                               Incorporated by reference to Exhibit 3.2 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

3.3                 Certificate of Incorporation for FlyJets.Biz         Incorporated by reference to Exhibit 3.3 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

3.4                 Bylaws of FlyJets.Biz                                Incorporated by reference to Exhibit 3.4 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

3.5                 Certificate of Incorporation for Air America         Incorporated by reference to Exhibit 3.5 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

3.6                 Bylaws of Networks Alaska, Inc.                      Incorporated by reference to Exhibit 3.6 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

5.1                 Opinion of Kirkpatrick & Lockhart LLP re: Legality   Incorporated by reference to Exhibit 5.1 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

10.1                Lease                                                Incorporated by reference to Exhibit 10.1 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

10.2                Lease (Alaska)                                       Incorporated by reference to Exhibit 10.2 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

10.3                Aircraft Lease between Southwest Cartage, Inc. and   Incorporated by reference to Exhibit 10.3 to
                    registrant                                           Form SB-2 filed with the SEC on August 28, 2003



EXHIBIT NO.         DESCRIPTION                                          LOCATION
10.4                Aircraft Lease Agreement between America Air         Incorporated by reference to Exhibit 10.4 to
                    Network Alaska, Inc. and CIT Group Equipment         Form SB-2 filed with the SEC on August 28, 2003
                    Financing, Inc.

10.5                Air Ambulance Services Agreement dated July 30,      Incorporated by reference to Exhibit 10.5 to
                    2003 between Yukon-Kuskokwim Health Corporation      Form SB-2 filed with the SEC on August 28, 2003
                    and American Air Network, Inc.

10.6                Assignment Agreement dated July 30, 2003 between     Incorporated by reference to Exhibit 10.6 to
                    Yukon-Kuskokwim Health Corporation, American Air     Form SB-2 filed with the SEC on August 28, 2003
                    Network, Inc. and American Air Network Alaska, Inc.

10.7                Agreement between American Air Network, Inc. and     Incorporated by reference to Exhibit 10.7 to
                    registrant                                           Form SB-2 filed with the SEC on August 28, 2003

31.1                Certification by Chief Executive Officer and         Provided herewith
                    Acting Principal Accounting Officer pursuant to
                    15 U.S.C.  Section 7241, as adopted  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1                Certification by Chief Executive Officer and         Provided herewith
                    Principal Accounting Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002

99.1                Share Exchange Agreement, dated February 4, 2003,    Incorporated by reference to Exhibit 99.1 to
                    by and among Carcorp USA Corporation, Elite Flight   Form 8-K filed with the SEC on June 6, 2003
                    Solutions, Inc. and the shareholders of Elite
                    Flight Solutions, Inc.

99.2                Amendment to Share Exchange Agreement, dated May     Incorporated by reference to Exhibit 99.2 to
                    30, 2003 by and among Carcorp USA Corporation,       Form 8-K filed with the SEC on June 6, 2003
                    Elite Flight Solutions, Inc. and the shareholders
                    of Elite Flight Solutions, Inc.

99.3                Plan of Merger, dated May 30, 2003 by and between    Incorporated by reference to Exhibit 99.2 to
                    Carcorp USA Corporation and Elite Flight             Form 8-K filed with the SEC on June 6, 2003
                    Solutions, Inc.

99.4                Equity Line of Credit Agreement dated June 9, 2003   Incorporated by reference to Exhibit 99.4 to
                    between the Registrant and Cornell Capital           Form SB-2 filed with the SEC on August 28, 2003
                    Partners LP

99.5                Registration Rights Agreement dated June 9, 2003     Incorporated by reference to Exhibit 99.5 to
                    between the Registrant and Cornell Capital           Form SB-2 filed with the SEC on August 28, 2003
                    Partners, LP

99.6                Escrow Agreement dated June 9, 2003 among the        Incorporated by reference to Exhibit 99.6 to
                    Registrant, Cornell Capital Partners, LP, Butler     Form SB-2 filed with the SEC on August 28, 2003
                    Gonzalez, LLP

99.7                Securities Purchase Agreement dated June 9, 2003     Incorporated by reference to Exhibit 99.7 to
                    among the Registrant and the Buyers                  Form SB-2 filed with the SEC on August 28, 2003

99.8                Escrow Agreement dated June 9, 2003 among the        Incorporated by reference to Exhibit 99.8 to
                    Registrant, the Buyers, and Butler Gonzalez, LLP     Form SB-2 filed with the SEC on August 28, 2003



EXHIBIT NO.         DESCRIPTION                                          LOCATION
99.9                Debenture  dated June 9, 2003  between the           Incorporated by reference to Exhibit 99.9 to
                    Incorporated  by reference to Exhibit 99.9 to        Form SB-2 filed with the SEC on August 28, 2003
                    Registrant and Cornell  Capital Partners LP
                    Form SB-2 filed with the SEC on August 28, 2003

99.10               Compensation Debenture dated June 9, 2003 between    Incorporated by reference to Exhibit 99.10 to
                    the Registrant and Cornell Capital Partners LP       Form SB-2 filed with the SEC on August 28, 2003

99.11               Investor Registration Rights Agreement dated June    Incorporated by reference to Exhibit 99.11 to
                    9, 2003 between the Registrant and the Investors     Form SB-2 filed with the SEC on August 28, 2003

99.12               Placement Agent Agreement dated June 9, 2003 among   Incorporated by reference to Exhibit 99.12 to
                    the Registrant, Katalyst Securities, LLC and         Form SB-2 filed with the SEC on August 28, 2003
                    Cornell Capital Partners LP

99.13               $250,000 Debenture dated September 8, 2003 between   Provided herewith
                    Registrant and Cornell Capital Partners, L.P.

99.14               $175,000 Secured Promissory Note dated September     Provided herewith
                    8, 2003 between Registrant and Cornell Capital
                    Partners, L.P.

99.15               $500,000 Promissory Note dated September 18, 2003    Provided herewith
                    between Registrant and Cornell Capital Partners,
                    L.P.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elite Flight has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ELITE FLIGHT SOLUTIONS


 September 26, 2003          By:   /s/ Gregory Love
                                -------------------
                                   Gregory Love
                                   President, Chief Executive Officer, Acting
                                   Principal Accounting Officer and Director

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

        (WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS THEREON)

                                TABLE OF CONTENTS

                                                                     Page No.

Report of Independent Certified Public Accountants                        F-3

  Consolidated Financial Statements

  Consolidated Balance Sheet                                              F-4

  Consolidated Statement of Operations                                    F-5

  Consolidated Statement of Stockholders' Deficit                         F-6

  Consolidated Statement of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                                F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Elite Flight Solutions, Inc.
Formerly Carcorp USA Corporation
Sarasota, Florida


         We have audited the accompanying consolidated balance sheet of Elite Flight Solutions, Inc., formerly Carcorp USA Corporation, as of June 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from November 1, 2002 (Inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Flight Solutions, Inc., formerly Carcorp USA Corporation, as of June 30, 2003, and the results of its operations and cash flows for the period from November 1, 2002 (Inception) through June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.




/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC Las Vegas, Nevada
July 17, 2003

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2003

                                     ASSETS

Current assets
         Cash                                                      $    227,772
         Accounts receivable,net of allowance
                for doubtful accounts                                    40,196
                                                                  --------------
                Total current assets                                    267,968

Fixed assets
         Office equipment                                                20,635
         Office furniture                                                 5,198
                                                                  --------------
                                                                         25,833
         Less:  accumulated depreciation                                    492
                                                                  --------------
                                                                         25,341

Other Assets                                                             76,540
                                                                  --------------

        Total assets                                               $    369,849
                                                                  ==============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                           $    113,343
        Accrued expenses and other current liabilities                    9,529
        Loans payable                                                   112,432
        Stockholder loan payable                                         30,000
                                                                  --------------
                Total current liabilities                               265,304

Long-term liability
        Convertible compensation debenture                              590,000
        Convertible debenture                                           250,000
                                                                  --------------
                                                                      1,105,304

Commitments and contingencies                                                 -

Stockholders' deficit
        Preferred stock; $0.001 par value; 10,000,000 shares                  -
                 authorized, no shares issued an outstanding
        Common stock; $.001 par value, 100,000,000
                 shares authorized, 48,253,009
                 shares issued and 38,253,009 shares outstanding         38,253
        Additional paid-in capital                                      711,876
        Loan fees related to equity line of credit                     (590,000)
        Treasury stock                                                  (10,000)
        Accumulated deficit                                            (885,584)
                                                                   -------------
                 Total stockholders' deficit                           (735,455)
                                                                   -------------
        Total liabilities and stockholders' deficit                $    369,849
                                                                   =============

          See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003



Revenues                                                        $       169,358

Cost of revenues                                                        166,422
                                                                ----------------

Gross profit                                                              2,936

Operating expenses
        General administrative                                          878,504
        Selling expenses                                                  8,417
                                                                ----------------

                Total operating expenses                                886,921
                                                                ----------------

Loss from operations                                                   (883,985)

Other expense                                                             1,599
                                                                ----------------

Loss before provision for income taxes                                 (885,584)

Other expense
        Interest expense                                                      -
                                                                ----------------

Net loss                                                        $      (885,584)
                                                                ================

Loss per common share - basic and diluted                       $         (0.04)
                                                                ================

Weighted average common shares outstanding -
        Basic and diluted                                            24,782,114
                                                                ================

          See Accompanying Notes to Consolidated Financial Statements

                                                    ELITE FLIGHT SOLUTIONS, INC.
                                                  FORMERLY CARCORP USA CORPORATION
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                               FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003



                                               Common Stock                    Loan Fees
                                          ---------------------  Additional    Related to                                 Total
                                                                  Paid-in     Equity Line    Treasury   Accumulated   Stockholders'
                                            Shares     Amount     Capital      of Credit      Stock       Deficit        Deficit
                                         ----------- ---------- ------------ -------------  ---------- ------------- --------------

Balance at November 1, 2002 (Inception)           -   $      -   $        -   $         -    $      -   $         -   $          -


Issuance of common stock to founders
 for services                             23,502,066     23,502      160,548            -           -             -        184,050


Issuance of common stock and receipt      11,751,033     11,751       (1,751)           -     (10,000)            -              -
 of treasury stock through merger
 with Carcorp USA, Corporation


Issuance of common stock for services      3,000,000      3,000      552,000            -           -             -        555,000


Deemed interest expense related to                -          -         1,079            -           -             -          1,079
 conversion feature of convertible
 debenture


Loan fees related to Equity Line                  -          -            -      (590,000)                                (590,000)
 of Credit


Net Loss                                          -          -            -             -           -      (885,584)      (885,584)
                                         ----------- ---------- ------------ -------------  ---------- ------------- --------------


Balance, June 30, 2003                   38,253,099   $ 38,253   $  711,876   $  (590,000)   $(10,000)  $  (885,584)  $   (735,455)
                                         =========== ========== ============ =============  ========== ============= ==============







           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003


Cash flows from operating activities:
        Net loss                                                $      (855,584)
        Adjustments to reconcile net loss to
        net cash used by operating activities:
                Depreciation and amortization                               992
                Deemed interest expense                                   1,079
                Stock issued for services                               739,050
        Changes in operating assets and liabilities:
                Increase in accounts receivable                         (40,196)
                Increase in other assets                                (77,040)
                Increase in accounts payable                            113,343
                Increase in accrued expenses and other
                        current liabilities                               9,529
                                                                ----------------

                        Net cash used by operating activities          (138,827)

Cash flows from investing activities:
                Purchase of fixed assets                                (25,833)
                                                                ----------------

                Net cash used by investing activities                   (25,833)
                                                                ----------------
Cash flows from financing activities:
        Proceeds from loans payable                                     144,000
        Principal payments on loans payable                             (31,568)
        Proceeds from stockholder loans payable                          30,000
        Proceeds from convertible debenture                             250,000
                                                                ----------------

                Net cash provided by financing activities               392,432

Net increase in cash                                                    227,772

Cash, at beginning of period                                                  -
                                                                ----------------
Cash, at end of period                                          $       227,772
                                                                ================

Supplemental disclosure of financing activities:
        Cash during the period for:
                Income taxes paid                               $             -
                                                                ================
                Interest                                        $             -
                                                                ================

Supplemental disclosure of financing activities:
        Issuance of Convertible Compensation Debenture
                in exchange for Loan fees related to equity
                line of credit                                  $       590,000
                                                                ================

          See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Elite Flight Solutions, Inc., formerly Carcorp USA Corporation ("Carcorp"), was incorporated in the state of Delaware on February 4, 1999 as Hydrox Sales Corp. Pursuant to an agreement dated January 26, 2001, and amended on November 8, 2001, Carcorp acquired Carcorp USA, Inc. ("Carcorp Inc."), a Florida corporation in a transaction accounted for as a reverse merger. Carcorp issued 15,000,000 shares of its common stock for all of the issued and outstanding common stock of Carcorp Inc. In December 2002, Carcorp Inc. lost the only funding source with Citicapital, formerly European American Bank ("Citi"), for it's vehicle leasing activities and was unable to obtain any other funding sources. Furthermore, Citi confiscated all leased vehicles returned to and/or repossessed by Carcorp, which was financed by Citi. As a result of the foregoing factors, Carcorp discontinued its vehicle leasing activities as of December 31, 2002. As a result of the discontinued operations of the Carcorp's vehicle leasing activities, Carcorp's only activity was maintaining its corporate affairs. On May 30, 2003, Carcorp sold the remaining net assets and liabilities to its Chief Executive Officer and majority stockholder in exchange for 10,000,000 shares of common stock in Carcorp, which he owned. The 10,000,000 shares of common have been recorded as treasury stock at par value totaling $10,000 until the shares are cancelled.

Pursuant to an agreement dated February 4, 2003, and amended on May 30, 2003, Carcorp, a non-operating public shell company with no operations, nominal net assets, 21,751,033 shares of common stock issued, 11,751,033 shares of common stock outstanding and 10,000,000 shares of treasury stock, merged with Elite Flight Solutions, Inc. ("Elite"), a privately-held operating Nevada corporation, in a transaction accounted for as a reverse merger. In order for Elite to properly account for the issued and outstanding shares of common stock, Elite was subject to a 1-for-7.83 reverse stock split contemporaneously with the merger. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the 1-for-7.83 reverse stock split as if such reverse stock split occurred as of Elite's date of inception. Carcorp issued 23,502,066 shares of its common stock for all of the issued and outstanding common stock of Elite and another 82,257,231 shares will be issued subsequent to an increase in the authorized common stock pursuant to an amendment to the certificate of incorporation. As a result, Elite's former stockholders exercised control over Carcorp. The accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. Accordingly, these financial statements are the historical financial statements of Elite (hereafter referred to as the "Company").

On March 5, 2003, the Company formed a wholly owned subsidiary, FlyJets.biz, Inc. ("FlyJets") (a Nevada Corporation). The results of operations have been included in the financial results of the Company. Elite and its wholly owned subsidiary, FlyJets.biz, Inc. provide aircraft leasing, charter and related services.

On May 30, 2003, the Company filed a certificate of merger in both Nevada and Delaware whereby the named surviving corporation is Carcorp USA Corporation, a Delaware corporation.

On June 25, 2003, a Certificate of Amendment to the Articles of Incorporation changed the name of the Company to Elite Flight Solutions, Inc.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, FlyJets.biz, Inc., which is wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

DEFINITION OF FISCAL YEAR - The Company's fiscal year end is June 30.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period presented. Actual results could differ from those estimates.

REVENUE RECOGNITION - Revenue from charters of airplanes are recognized as performed based on contractual charter rates.

FIXED ASSETS - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 7 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.

COMPREHENSIVE INCOME - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

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

As of June 30 2003, the Company has available net operating loss carryovers of approximately $7,285,000 that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

The Company granted no warrants or options to employees for compensation for the period from November 1, 2002 through June 30, 2003.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount and estimated fair value of the Company's convertible debenture at June 30, 2003 is as follows:

                                                Carrying           Estimated
                                                 Amount            Fair Value
                                              ------------        ------------
    Convertible debenture                     $    250,000        $   220,000

The estimated fair value of the Company's long-term liability was based on quoted market rates. The carrying values of all other financial instruments approximate their fair value.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the period from November 1, 2002 (Inception) through June 30, 2003 no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.


NOTE 2 - MERGER


PRO FORMA RESULTS (UNAUDITED)

As discussed in Note 1, Elite Flight Solutions, Inc. merged with Carcorp USA Corporation. Accordingly, the following unaudited pro forma condensed statements of operations are to present the results of operations of the consolidated entities for the year ended June 30, 2003 as though the transaction described in

Note 1 had been effective on July 1, 2002. The pro forma results of operations are based upon assumptions that the Company believes are reasonable and are based on the historical operations of Carcorp USA Corporation and Elite Flight Solutions, Inc. The pro forma statements of operations are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the business combination been consummated on July 1, 2002.

PRO FORMA RESULTS FOR THE FISCAL YEAR ENDED JUNE 30, 2003:

                                                                   Elite Flight                   Pro Forma     Pro Forma
                                                                    Solutions        Carcorp     Adjustments     Results

Revenues                                                              $   169,358   $         -      $     -  $    169,358

Cost of revenues                                                      $   166,422             -            -       166,422
                                                                      -----------   -----------      -------  ------------

Gross profit                                                          $     2,936             -            -         2,936

Operating expenses                                                    $   886,921     1,625,361            -     2,512,282
                                                                      -----------   -----------      -------  ------------

Loss from operations                                                  $  (883,985)   (1,625,361)           -    (2,509,346)

Other expense                                                         $    (1,599)            -            -        (1,599)
                                                                      -----------   -----------      -------  ------------

Loss before tax provision                                             $  (885,584)   (1,625,361)           -    (2,510,945)

Tax provision                                                                   -             -            -             -
                                                                      -----------   -----------      -------  ------------

Loss from continuing operations                                       $  (885,584)   (1,625,361)           -    (2,510,945)

Loss from discontinued operations                                               -    (7,615,268)           -    (7,615,268)
                                                                      -----------   -----------      -------  ------------

Net loss                                                              $  (885,584)  $(9,240,629)     $     -  $(10,126,213)
                                                                      ===========   ===========      =======  ============

Loss per common share, basic and diluted

Loss from continuing operations                                       $     (0.04)  $   (0.08)       $     -  $     (0.07)
                                                                      ===========   ===========      =======  ============

Loss from discontinued operations                                     $        -    $   (0.39)       $     -  $     (0.22)
                                                                      ===========   ===========      =======  ============

Net loss                                                              $     (0.04)  $   (0.47)       $     -  $     (0.29)
                                                                      ===========   ===========      =======  ============

Weighted average shares used
in per share calculations                                              23,665,281    19,724,184            -    35,414,589
                                                                      ===========   ===========      =======  ============

NOTE 3 - OTHER ASSETS

As of June 30, 2003, other assets totaling $72,280 consists of the following:

Loan fees, net (see Note 6)                                        $   59,500

Deposit related to negotiations to rent office
  space and 2 hangers for operations.  Management
  expects to finalize a rent agreement in August                       12,780

Other assets                                                            4,260
                                                                   ----------
                                                                   $   76,540
                                                                   ==========


NOTE 4 - LOANS PAYABLE

As of June 30, 2003, the Company owes $93,000 and $19,432 to two entities. The loans are unsecured, non-interest bearing and payable on demand.


NOTE 5 - STOCKHOLDER LOAN PAYABLE

As of June 30, 2003, the Company owes $30,000 to a stockholder. The loan is unsecured, non-interest bearing, and payable upon demand.


NOTE 6 - CONVERTIBLE DEBENTURE

As of June 30, 2003, convertible debenture totaling $250,000 consists of a loan agreement with a lender secured by all of the property of the Company. Upon closing, the Company paid $59,500 (net of amortized expense of $500) in loan fees and other expenses which were capitalized and reflected as part of other assets totaling $76,540 and will be expensed over the life of the loan using the straight-line method. The balances bears an interest rate of 5.0% term of the loan is five years, with principal and interest only payments at 5.0%, with principal and interest due June 2008. The lender has the option of converting this loan to common stock, at the lower of a) twenty -five cents ($0.25), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded deemed interest totaling $1,079.


NOTE 7 - EQUITY LINE OF CREDIT

In June 2003, the Company entered into a Regulation D Common Stock Private Equity Line of Credit Agreement ("Credit Agreement") with Cornell Capital Partners, LP ("Cornell"). The Credit Agreement entitles the Company to draw funds up to $10,000,000 from issuance of its common stock for an amount equal to 95% of the market value at the time of each draw request, expiring June 2005, subject to certain terms and conditions. Additionally, the Credit Agreement requires the Company to pay Cornell a commitment fee in the amount of $590,000 to be paid by the issuance of a Convertible Compensation Debenture, as discussed in Note 8. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Subscription Agreement.


NOTE 8 - CONVERTIBLE COMPENSATION DEBENTURE

In June 2003, pursuant to the Credit Agreement, as discussed in Note 7, the Company entered into a Convertible Compensation Debenture ("Debenture") with Cornell totaling $590,000. The balance is unsecured, bears an interest rate of 5.0%, with principal and interest due June 2006. Additionally, Cornell is entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The

Company has accounted for this transaction as a long-term liability and "Loan fees related to equity line of credit" which will be amortized over the life of the Credit Agreement.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

SUBLEASED FACILITY - The Company operates from a subleased facility under a noncancellable operating lease. The Agreement calls for a monthly base rent of approximately $1,000 through December 31, 2003. As of June 30, 2003, total rent expense for the leased facility approximated $3,100.

Future minimum rental payments through December 31, 2003 required under the operating lease for the office facility is $5,831.

SECURITIES PURCHASE AGREEMENT - During June 2003, the Company entered into a Securities Purchase Agreement ("the Agreement") with an investor whereby the investor agreed to purchase $250,000 of convertible debentures upon execution of the agreement. Additionally the investor will purchase two more convertible debentures, each at $125,000 upon the filing and acceptance of a registration statement by the SEC. As of June 30, 2003, the $250,000 convertible debenture was purchased and recorded by the Company as a convertible debenture (see Note
6).

Contemporaneously, the Company entered into an Equity Line of Credit Agreement ("ELC") with the investor whereby the investor agreed to purchase up to $10,000,000 of the Company's common stock. The Company may request advances upon completion and acceptance of the registration statement.


NOTE 10 - INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the period presented due to net losses and nominal differences.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

As of June 30, 2003, the Company had a net operating loss carry forward of approximately $7,285,000 for federal income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which will expire in various periods through 2022, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $7,285,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' deficit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2003, significant components of the Company's deferred tax assets are approximately as follows:

Net operating loss                                                $  2,477,049
Stock based compensation                                               792,557
                                                                  ------------
Total deferred tax assets                                            3,269,606
Valuation allowance for deferred tax assets                          3,269,606
                                                                  ------------
Net deferred tax assets                                           $          -
                                                                  ============


NOTE 11 - SUBSEQUENT EVENT

During July 2003, the Company cancelled 10,000,000 treasury shares of the Company's common stock received during the reverse merger, as discussed in Note 1.