Form 10QSB
period 2003-09-28
ELITE FLIGHT SOLUTIONS INC
filed 2003-11-14
CIK 1161723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 28, 2003

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ TO __________

                        Commission file number 333-73286

                          ELITE FLIGHT SOLUTIONS, INC.
                          ----------------------------
                      (Exact name of small business issuer)

          Delaware                                       26-0003788
          --------                                       ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                         5550 Bee Ridge Road, Suite e-3
                             Sarasota, Florida 34232
                    (Address of principal executive offices)

                                 (941) 343-9966
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  |X|    No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

                                            OUTSTANDING SHARES
                 CLASS                     AT NOVEMBER 12, 2003
        -------------------------       --------------------------
              Common Stock                       54,421,517

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2003 AND JUNE 30, 2003

                            ASSETS
                                                            SEPTEMBER 30,      JUNE 30,
                                                                 2003            2003
                                                            ------------     -----------
                                                             (UNAUDITED)
Current assets
         Cash                                                $    98,949     $   227,772
         Accounts receivable, net of allowance
                for doubtful accounts                             37,312          40,196
         Other current assets                                     13,682              --
                                                             -----------     -----------
                Total current assets                             149,943         267,968
Fixed assets
         Aircraft                                              6,152,616              --
         Office equipment                                         36,576          20,635
         Office furniture                                         37,522           5,198
                                                             -----------     -----------
                                                               6,226,714          25,833
         Less:  accumulated depreciation                          35,458             492
                                                             -----------     -----------
                                                               6,191,256          25,341

Other Assets                                                     128,365          17,040
                                                             -----------     -----------

        Total assets                                         $ 6,469,564     $   310,349
                                                             ===========     ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Notes payable                                        $ 5,957,112     $        --
        Accounts payable                                         518,998         113,343
        Accrued expenses and other current liabilities            23,150           9,529
        Loans payable                                            264,716         112,432
        Stockholder loan payable                                 255,000          30,000
                                                             -----------     -----------
                Total current liabilities                      7,018,976         265,304

Long-term liability
        Convertible compensation debenture                       540,000         590,000
        Convertible debenture and equity line                    350,000         250,000
                                                             -----------     -----------
                                                               7,908,976       1,105,304

Commitments and contingencies                                         --              --

Stockholders' deficit
        Common stock; $.001 par value, 100,000,000
                 shares authorized, 47,886,430 shares and
                 38,253,009 shares issued and outstanding         47,886          38,253
        Additional paid-in capital                             2,210,421         711,876
        Unamortized loan fees                                   (644,504)       (649,500)
        Treasury stock                                                --         (10,000)
        Accumulated deficit                                   (3,053,215)       (885,584)
                                                             -----------     -----------
                 Total stockholders' deficit                  (1,439,412)       (794,955)
                                                             -----------     -----------
        Total liabilities and stockholders' deficit          $ 6,469,564     $   310,349
                                                             ===========     ===========

            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND
     FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003

                                                  THREE MONTHS ENDED   INCEPTION THROUGH
                                                  SEPTEMBER 30, 2003     JUNE 30, 2003
                                                  ------------------   -----------------
                                                      (UNAUDITED)
Revenues                                            $    244,750         $    169,358

Operating expenses:
  Salaries, wages and benefits                           109,411               38,421
  Maintenance materials and repairs                       71,550                   --
  Fuel expense                                           115,790               25,565
  Aircraft lease and rental                               89,947              112,782
  Depreciation and amortization                           38,712                  992
  Other operating expenses                             1,888,453              875,583
                                                    ------------         ------------

          Total operating expenses                     2,313,863            1,053,343
                                                    ------------         ------------

Loss from operations                                  (2,069,113)            (883,985)

Other expense                                                 --                1,599
                                                    ------------         ------------

Loss before provision for income taxes                (2,069,113)            (885,584)

Other expense
        Interest expense                                  98,518                   --
                                                    ------------         ------------

Net loss                                            $ (2,167,631)        $   (885,584)
                                                    ============         ============

Loss per common share - basic and diluted           $      (0.05)        $      (0.04)
                                                    ============         ============

Weighted average common shares outstanding -
        Basic and diluted                             43,112,700           24,782,114
                                                    ============         ============

            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                               Common Stock
                                            -------------------
                                                                  Additional                                           Total
                                                                   Paid-in    Unamortized  Treasury   Accumulated   Stockholders'
                                              Shares     Amount    Capital     Loan Fees     Stock      Deficit       Deficit
                                            ----------  -------  -----------   ---------   --------   -----------   -----------
Balance, June 30, 2003                      38,253,099  $38,253  $   711,876   $(649,500)  $(10,000)  $  (885,584)  $  (794,955)

Issuance of common stock for services        8,050,000    8,050    1,330,450          --         --            --     1,338,500

Conversion of convertible debenture and      1,583,331    1,583      244,250          --         --            --       245,833
  convertible compensation debenture
  into common stock, including interest
  expense of $45,833

Loan fees related to convertible debenture          --       --           --     (25,000)        --            --       (25,000)

Loan fees related to notes payable                  --       --           --     (47,500)        --            --       (47,500)

Amortization of loan fees related to
  equity line of credit                             --       --      (73,750)     73,750         --            --            --

Amortization of loan fees                           --       --           --       3,746         --            --         3,746

Deemed interest expense related to
  conversion feature of
  convertible debentures                            --       --        7,595          --         --            --         7,595

Cancellation of treasury stock                      --       --      (10,000)         --     10,000            --            --

Net Loss                                            --       --           --          --         --    (2,167,631)   (2,167,631)
                                            ----------  -------  -----------   ---------   --------   -----------   -----------

Balance, September 30, 2003                 47,886,430  $47,886  $ 2,210,421   $(644,504)        --   $(3,053,215)  $(1,439,412)
                (unaudited)                 ==========  =======  ===========   =========   ========   ===========   ===========

            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND
     FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003

                                                                                THREE MONTHS ENDED  INCEPTION THROUGH
                                                                                SEPTEMBER 30, 2003    JUNE 30, 2003
                                                                                ------------------  -----------------
                                                                                    (UNAUDITED)
Cash flows from operating activities:
        Net loss                                                                    $(2,167,631)        $(885,584)
        Adjustments to reconcile net loss to
        net cash used by operating activities:
                Depreciation and amortization                                            38,712               992
                Deemed interest expense                                                   7,595             1,079
                Stock based compensation                                              1,384,333           739,050
        Changes in operating assets and liabilities:
                Decrease (increase) in accounts receivable                                2,884           (40,196)
                Increase in other current assets                                        (13,682)               --
                Increase in other assets                                               (111,325)          (17,040)
                Increase in accounts payable                                            405,655           113,343
                Increase in accrued expenses and other
                        current liabilities                                              13,621             9,529
                                                                                    -----------         ---------

                        Net cash used by operating activities                          (439,838)          (78,827)

Cash flows from investing activities:
                Purchase of fixed assets                                             (6,200,881)          (25,833)
                                                                                    -----------         ---------

                Net cash used by investing activities                                (6,200,881)          (25,833)
                                                                                    -----------         ---------
Cash flows from financing activities:
        Proceeds from notes payable                                                   6,456,020                --
        Principal payments on notes payable                                            (423,908)               --
        Proceeds from loans payable                                                     272,284           144,000
        Principal payments on loans payable                                            (120,000)          (31,568)
        Proceeds from stockholder loans payable                                         225,000            30,000
        Proceeds from convertible debenture                                             250,000           250,000
        Repayments of convertible debenture                                             (75,000)               --
        Loan fees relating to convertible debenture                                     (72,500)          (60,000)
                                                                                    -----------         ---------
                Net cash provided by financing activities                             6,511,896           332,432

Net (decrease) increase in cash                                                        (128,823)          227,772

Cash, at beginning of period                                                            227,772                --
                                                                                    -----------         ---------
Cash, at end of period                                                              $    98,949         $ 227,772
                                                                                    ===========         =========

Supplemental disclosure of financing activities: Cash during the period for:
                Income taxes paid                                                   $        --         $      --
                                                                                    ===========         =========
                Interest                                                            $    49,761         $      --
                                                                                    ===========         =========

Supplemental disclosure of financing activities:
        Issuance of Convertible Compensation Debenture
                in exchange for Loan fees related to equity
                line of credit                                                      $        --         $ 590,000

        Conversion of Convertible Debenture into
                1,249,998 shares of common stock                                    $   150,000         $      --

        Conversion of Convertible Compensation Debenture
                into 333,333 shares of common stock                                 $    50,000         $      --

            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended June 30, 2003 of Elite Flight Solutions, Inc. (the "Company").

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations, statements of shareholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Certain reclassifications have been made in the June 30, 2003 financial statements to conform to the current fiscal year presentation.

NOTE 2 - OTHER ASSETS

As of September 30, 2003, other assets totaling $128,365 consists of the following:

Deposit related to the agreement to rent office
  space and 2 hangers for operations (see Note 8)                       $ 22,365

Deposit related to the agreement to lease two
  Lear Jet aircraft  (see Note 8)                                        106,000

                                                                        --------
                                                                        $128,365
                                                                        ========

NOTE 3 - LOANS PAYABLE

As of September 30, 2003, the Company owes $93,000, $19,432, $15,285, $102,000 and $35,000 to five entities. The loans are unsecured, non-interest bearing and payable on demand.

NOTE 4 - STOCKHOLDER LOAN PAYABLE

As of September, 2003, the Company owes $255,000 to a stockholder. The loan is unsecured, non-interest bearing, and payable upon demand.

NOTE 5 - CONVERTIBLE DEBENTURE

As of June 30, 2003, there is an outstanding convertible debenture ("Debenture")totaling $250,000 with Cornell Capital Partners, L.P. ("Cornell") secured by all of the property of the Company. Upon closing, the Company paid $59,500 (net of amortized expense of $500) in loan fees and other expenses which were capitalized and reflected as part of "Unamortized loan fees" and will be expensed over the life of the loan using the straight-line method. During the three months ended September 30, 2003 the Company issued an additional $250,000 convertible debenture and incurred additional loan fees of $25,000. The balance bears an interest rate of 5.0%. The term of the debenture is five years, with principal and interest payments due June 2008. The investor has the option of converting this loan to common stock, at the lower of a) twenty -five cents ($0.25), or b)80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. During the three months ended September 30, 2003, Cornell converted $150,000 of the convertible debentures into 1,249,998 shares of the Company's common stock.

NOTE 6 - EQUITY LINE OF CREDIT

In June 2003, the Company entered into a Regulation D Common Stock Private Equity Line of Credit Agreement ("Credit Agreement") with Cornell. The Credit Agreement entitles the Company to draw funds up to $10,000,000 from issuance of its common stock for an amount equal to 95% of the market value at the time of each draw request, expiring June 2005, subject to certain terms and conditions. Additionally, the Credit Agreement required the Company to pay Cornell a commitment fee in the amount of $590,000 to be paid by the issuance of a Convertible Compensation Debenture, as discussed in Note 7. Furthermore, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement. As of September 30, 2003, no advances have been made under the Credit Agreement. As discussed in Note 11, the Company made advances totaling $675,000 under the Credit Agreement in exchange for 6,535,087 shares of the Company's common stock subsequent to September 30, 2003.

NOTE 7 - CONVERTIBLE COMPENSATION DEBENTURE

In June 2003, pursuant to the Credit Agreement, as discussed in Note 6, the Company entered into a Convertible Compensation Debenture ("Compensation Debenture") with Cornell totaling $590,000. The balance is unsecured, bears an interest rate of 5.0%, with principal and interest due June 2006. Additionally, Cornell is entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The Company has accounted for this transaction as a long-term liability and "Unamortized loan fees" which will be amortized over the life of the Credit Agreement.

During the three months ended September 30, 2003, Cornell converted $50,000 of the Compensation Debenture into 333,333 shares of common stock.

NOTE 8 - NOTES PAYABLE AND LEASES

On September 9, 2003, the Company entered into a promissory note payable with Cornell totaling $175,000. During September 2003, the Company paid $75,000 on the promissory note payable. The outstanding balance totaling $100,000 as of September 30, 2003 is secured by all of the assets of the Company, non-interest bearing and due during November 2003. In connection with the borrowing, the Company paid $17,500 in loan fees, which are classified as "Unamortized loan fees" and will be expensed over the life of the loan using the straight-line method. As discussed in Note 11, subsequent to September 30, 2003 the outstanding balance has been satisfied in full.

On September 18, 2003, the Company entered into a promissory note payable with Cornell totaling $500,000. The outstanding balance is unsecured, non-interest bearing and due during December 2003. In connection with the borrowing, the Company paid $30,000 in loan fees, which are classified as "Unamortized loan fees" and will be expensed over the life of the loan using the straight-line method. As discussed in Note 11, subsequent to September 30, 2003 the outstanding balance has been satisfied in full.

On September 22, 2003, the Company entered into an operating lease for two Lear Jet 35A aircraft for its Alaska air ambulance service contract (see Note 10). The lease term is eighteen months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 will be $280,000 and payments for the fiscal year ended June 30, 2005 will be $224,000. A deposit of $84,000 and an MSP reserve of $22,000 have been paid to the lessor and will be returned to the Company at the end of the lease term.

On September 29, 2003, the Company entered into a capital lease for a Cessna Citation II aircraft for its Alaska air ambulance service contract (see Note
10). The term of the lease is twelve months. The obligation to the lessor has been recorded as current note payable. The Company is obligated to purchase the aircraft at the end of the lease term for $2,000,000 and the monthly payment is $20,000.

On August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease is seven months. The obligation to the lessor has been recorded as current note payable. The Company is obligated to purchase the aircraft at the end of the lease term for $3,150,000 and the monthly payment is $100,000.

FlyJets.Biz, Inc., a wholly owned subsidiary of the Company, leased a hangar and offices at Sarasota/Bradenton International Airport commencing May 1, 2003 for a 36 month term. Additionally, FlyJets.Biz, Inc. leased an additional hangar at the same location commencing July 1, 2003 for a 36 month term. Lease payments for the fiscal years ended June 30, 2004, 2005 and 2006 are $134,190, $134,190 and $125,670,
respectively.

NOTE 9 - CAPITAL STOCK

During July 2003, the Company cancelled 10,000,000 treasury shares of the Company's common stock.

NOTE 10 - CONTRACT

On July 31, 2003, the Company created America Air Networks Alaska, Inc. ("American Alaska"), a consolidated subsidiary, in order to form a joint venture with America Air Networks, Inc. of Missouri ("American"). American has assigned to American Alaska a five-year contract to provide air ambulance services to the Yukon-Kuskokwim Health Corporation ("YHKC"), commencing September 29, 2003. YHKC is a tribal consortium of 58 federally recognized tribes that contracts with the federal government pursuant to the Indian Self-Determination and Education Assistance Act, 25 U.S.C. 450, et seq., to provide health care and related services to Alaska Natives.

NOTE 11 - SUBSEQUENT EVENTS

As discussed in Note 6, during October 2003 the Company issued 6,535,087 shares of the Company's common stock in exchange for $675,000 as advances on the Credit Agreement.

As discussed in Note 8, during October 2003 the Company satisfied the outstanding balances on two promissory notes payable totaling $600,000 as of September 30, 2003. The remaining unamortized loan fees related to these two promissory notes payable of approximately $47,200 will be recognized as an expense.

                          ELITE FLIGHT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction - Forward Looking Statements

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Elite Flight Solutions, Inc. and its subsidiaries, (collectively, the "Company" or "Elite Flight") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Elite Flight's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Elite Flight with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond Elite Flight's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

      Any forward-looking statement speaks only as of the date on which such statement is made, and Elite Flight undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Financial Condition

     We had net losses of $885,584 from inception through June 30, 2003. For the three months ended September 30, 2003, we had net losses of $2,167,631. As of September 30, 2003, we had cash of $98,949 and current liabilities of $7,018,976. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Elite Flight must successfully expand its business and become profitable to achieve a sound financial condition. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results Of Operations

      Revenues

     Elite Flight had revenues of $244,750 for three month period ended September 30, 2003 and revenues from inception through June 30, 2003 of $169,358. As the Company began operations in November 1, 2002, the Company did not have revenues during the comparable three period in 2002. The revenues of $244,750 for the three month period ended September 30, 2003 were primarily due to revenues under the Alaska Air ambulance contract.

      Operating Expenses

      Elite Flight had operating expenses of $2,313,863 for the three months ended September 30, 2003 compared to operating expenses of $1,053,343 from inception (November 1, 2002) through the end of the fiscal year on June 30, 2003. For the three months ended September 30, 2003, operating expenses comprised of $109,411 for salaries, wages and benefits; $71,550 for maintenance, materials and repairs; $115,790 for fuel expenses; $89,947 for aircraft lease and rental; $38,712 for depreciation and amortization; and $1,888,453 in other operating expenses. Each of these categories increased during the three months ended September 30, 2003 compared with the eight months ended June 30, 2003 except aircraft lease and rental expenses, which decreased by $27,735. The increases in operating expenses relates mainly to the increases in operations of the Company as the Company expands its sales and operation efforts.

      Other Expenses

      Elite Flight had other expenses consisting of interest expenses of $98,518 the three month period ended September 30, 2003. The Company did not have interest expenses prior to the eight months ended June 30, 2003.

      Net Loss

      Elite Flight had a net loss for the three month period ended September 30, 2003 of $2,167,631 or $0.05 per share. From inception (November 1, 2002) through June 30, 2003, Elite Flight has a net loss of $885,584 or $0.04 per share. The increase in net loss of $1,282,047 was attributable mainly to increases operation expenses and interest expenses.

Liquidity And Capital Resources

      As of November 12, 2003, Elite Flight has approximately $247,000 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy Elite Flight's need for working capital for the short term.

      Cash used in operating activities during the three months period ended September 30, 2003 was $439,838, compared to $78,827 for the period from inception (November 1, 2002) through June 30, 2003. The increase of $361,011 was mainly due to the increase in Elite Flight's net loss for the three month period ended September 30, 2003.

      Cash used in investing activities was $6,200,881 for the three month period ended September 30, 2003, compared to cash used in investing activities of $25,833 in the period from inception (November 1, 2002) through June 30, 2003. The increase in cash used by Elite Flight from investing activities was attributable to the fact that Elite Flight acquired aircraft during the three month period ended September 30, 2003.

      Cash provided from financing activities during the three month period ended September 30, 2003 was $6,511,896, compared to $332,432 for the period from inception (November 1, 2002) through June 30, 2003. The increase of $6,179,464 for the 2003 period was mainly due to the proceeds from notes payable relating to aircraft acquisitions, convertible debentures and stockholders loans.

      Elite Flight received $225,000 in new loans from stockholders during the three months ended September 30, 2003. There is no assurance that these individuals would be willing to make such loans in the future, or if such loans were available, that they would be at terms acceptable to Elite Flight. Management realizes that Elite Flight must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans.

     In June 2003, Cornell entered into a securities purchase agreement with Elite Flight under which Cornell agreed to purchase the total amount of $500,000 secured convertible debentures. Cornell purchased $250,000 of convertible debentures on June 9, 2003, and purchased $250,000 of secured convertible debentures on September 8, 2003. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by all of the assets of Elite Flight. The debentures have a five-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. Cornell received a 10% discount from the purchase price of the secured convertible debentures. Cornell purchased the secured convertible debentures from Elite Flight in a private placement. During the three month period ended September 30, 2003, Cornell converted $150,000 of the debentures into 1,249,998 shares of the Company's common stock.

     On June 9, 2003, Elite Flight entered into an Equity Line of Credit with Cornell. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay Elite Flight 95% of, or a 5% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell will retain 6% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell received a one-time commitment fee in the form of a compensation debenture in the face amount of $590,000, June 9, 2003. On August 28, 2003, Elite Flight filed a registration statement registering 78,675,000 shares of common stock in connection with the secured convertible debentures and the Equity Line of Credit, among other shares. On September 16, 2003, the SEC declared the registration statement effective. Through September 30, 2003, the Company did not make any advances under the Equity Line of Credit. Subsequently, through November 12, 2003 Elite Flight has made advances totaling $675,000, issuing 6,535,087 shares of its common stock. As described under Part II, Item 4 (Submission of Matters to vote of Security Holders), the Company is in the process of increasing the number of authorized shares of common stock pursuant to an Information Statement dated October 23, 2003. The Company has been advised by the SEC that the Company must file a Post Effective Amendment to its SB-2 Registration Statement after the completion of the increase in the authorized shares of Elite Flight's common stock.

     On September 8, 2003, Elite Flight issued a $175,000 promissory note to Cornell. The promissory note has a 90-day term. This note is secured by all of the assets of Elite Flight. As of September 30, 2003, $75,000 of this note has been repaid by Elite Flight. Subsequent to September 30, 2003, this note has been fully repaid by the Company.

     On September 18, 2003 Elite Flight issued a $500,000 promissory note to Cornell. The promissory note has a 53-day term. As of September 30, 2003, no principal had been repaid under this note. Subsequent to September 30, 2003, this note has been fully repaid by the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls

      There were no significant changes in Elite Flight's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      During the three-month period ended September 30, 2003 the Company issued the following unregistered securities.

                                                                                  SHARES ISSUED   TOTAL
                                                                                  -------------   -----
Conversion of convertible debentures, shares issued to Cornell Capital Partners     1,249,998    $150,000

Conversion of compensation debentures, shares issued to Cornell Capital Partners      333,333    $ 50,000

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Pursuant to an Information Statement dated October 23, 2003, a majority to the Company's shareholders as of the Record Date September 23, 2003, plan to vote to increase the number of authorized shares of common stock from 100,000,000 to 2,000,000,000 and to authorize 10,000,000 shares of preferred stock. This action is expected to be taken on November 21, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) Exhibits:

Exhibit No.  Description                                          Location
-----------  -----------                                          --------
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

10.8         Aircraft Lease dated September 29, 2003 between      Provided herewith
             Delta Romeo, Inc., American Air Network Alaska,
             Inc. and Elite Flight Solutions, Inc.

Exhibit No.  Description                                          Location
-----------  -----------                                          --------
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

99.9         Debenture dated June 9, 2003 between the             Incorporated by reference to Exhibit 99.9 to
             Registrant and Cornell Capital Partners LP           Form SB-2 filed with the SEC on August 28, 2003

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
             Cornell Capital Partners LP

Exhibit No.  Description                                          Location
-----------  -----------                                          --------
99.13        $250,000 Debenture dated September 8, 2003 between   Incorporated by reference to Exhibit 99.13 to
             Registrant and Cornell Capital Partners, L.P.        Form 10-KSB filed with the SEC on September 29,
                                                                  2003

99.14        $175,000 Secured Promissory Note dated September     Incorporated by reference to Exhibit 99.14 to
             8, 2003 between Registrant and Cornell Capital       Form 10-KSB filed with the SEC on September 29,
             Partners, L.P.                                       2003

99.15        $500,000 Promissory Note dated September 18, 2003    Incorporated by reference to Exhibit 99.15 to
             between Registrant and Cornell Capital Partners,     Form 10-KSB filed with the SEC on September 29,
             L.P.                                                 2003

      (B) Current Report On Form 8-K During The Quarter Ended September 30,
2003:

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

                                        ELITE FLIGHT SOLUTIONS


Date: November 14, 2003                 By: /s/ Gregory Love
                                           -------------------------------------
                                           Gregory Love
                                           President, Chief Executive Officer,
                                           Acting Principal Accounting Officer
                                           and Director