Form 10QSB
period 2003-12-31
ELITE FLIGHT SOLUTIONS INC
filed 2004-02-18
CIK 1161723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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


                        8191 N. Tamiami Trail, Suite B-2
                             SARASOTA, FLORIDA 34232
                             -----------------------
                    (Address of principal executive offices)

                                 (941) 343-9966
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:


                                           OUTSTANDING SHARES AT
                          CLASS                FEBRUARY 17, 2004
                   ------------------     ----------------------
                   Common Stock                 146,120,506

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                            CONDENSED BALANCE SHEETS
                       DECEMBER 31, 2003 AND JUNE 30, 2003

                                     ASSETS
                                                     DECEMBER 31,     JUNE 30,
                                                        2003           2003
                                                    -------------  -----------
                                                     (UNAUDITED)
Current assets
         Cash                                        $  372,291     $  227,772
         Accounts receivable, net of allowance
                for doubtful accounts                   172,878         40,196
                                                     ----------    -----------
                Total current assets                    545,169        267,968
Fixed assets
         Aircraft                                     6,152,616            -
         Office equipment                                41,274         20,635
         Office furniture                                51,539          5,198
                                                    -----------    -----------
                                                      6,245,429         25,833
         Less:  accumulated depreciation                118,192            492
                                                    -----------    -----------
                                                      6,127,237         25,341

Other Assets                                            128,365         17,040
                                                    -----------    -----------

        Total assets                                $ 6,800,771     $  310,349
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
        Notes payable and leases                    $ 5,648,863     $     -
        Accounts payable                              1,049,332        113,343
        Accrued expenses and other current
                liabilities                              43,884          9,529
        Loans payable                                   249,716        112,432
        Stockholder loan payable                        255,000         30,000
                                                    -----------    -----------
                Total current liabilities             7,246,795        265,304

Long-term liability
        Convertible compensation debenture              300,000        590,000
        Convertible debenture and equity line              -           250,000
                                                    -----------   ------------
                Total liabilities                     7,546,795      1,105,304
                                                    -----------   ------------
Commitments and contingencies                              -              -

Stockholders' deficit
        Preferred stock; $0.001 per value, 10,000,000
                 authorized, no shares issued or outstanding
        Common stock; $.001 par value, 2,000,000,000
                 shares authorized, 146,120,506
                 shares and 38,253,009 shares
                 issued and outstanding                146,120          38,253
        Additional paid-in capital                   3,616,264         711,876
        Unamortized loan fees                         (463,300)       (649,500)
        Treasury stock                                     -           (10,000)
        Accumulated deficit                         (4,045,108)       (885,584)
                                                   -----------     -----------
                 Total stockholders' deficit          (746,024)       (794,955)
                                                   -----------     -----------
        Total liabilities and stockholders'         $ 6,800,771     $  310,349
                 deficit                           ===========     ===========

            See Accompanying Notes to Condensed Financial Statements


                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND
     FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003

                                             THREE MONTHS ENDED     SIX MONTHS ENDED    INCEPTION THROUGH
                                              DECEMBER 31, 3003     DECEMBER 31, 2003     JUNE 30, 2003
                                             -------------------    -----------------   -----------------
                                                                       (UNAUDITED)

Revenues                                      $   1,638,577         $  1,883,327        $     169,358


Operating expenses:
  Salaries, wages and benefits                      405,866              515,277               38,421
  Maintenance materials and repairs                 446,915              518,464                  -
  Fuel expense                                      382,480              498,270               25,565
  Aircraft lease and rental                         193,315              283,263              112,782
  Depreciation and amortization                     232,188              270,900                  992
  Other operating expenses                          736,455            2,624,908              875,583
                                             --------------        -------------        -------------

          Total operating expenses                2,397,219            4,711,082            1,053,343
                                             --------------        -------------        -------------

Loss from operations                               (758,642)          (2,827,755)            (883,985)

Other expenses
        Interest expense                            233,251              331,769                  -
        Other                                           -                    -                  1,599
                                             --------------        -------------        -------------

Loss before provision for income taxes             (991,893)          (3,159,524)            (885,584)

                                                        -                    -                    -
Provision for income taxes                   --------------        -------------         -------------

Net loss                                     $     (991,893)        $ (3,159,524)        $    (885,584)
                                             ==============        =============         =============

Loss per common share - basic and diluted    $        (0.01)        $      (0.05)        $       (0.04)
                                             ==============        =============         =============

Weighted average common shares outstanding -
        Basic and diluted                        82,971,383           63,067,070            24,782,114
                                             ==============        =============         =============











            See Accompanying Notes to Condensed Financial Statements


                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE SIX MONHS ENDED DECEMBER 31, 2003
                                               Common Stock
                                          ---------------------  Additional                                                Total
                                                                  Paid-in      Unamortized    Treasury   Accumulated   Stockholders'
                                            Shares     Amount     Capital       Loan Fees      Stock       Deficit        Deficit
                                          ----------- ---------- ------------ -------------  ---------- ------------- --------------


Balance, June 30, 2003                   38,253,099   $ 38,253   $  711,876   $  (649,500)   $(10,000)  $   (885,584)  $   (794,955)


Issuance of common stock for services     8,050,000      8,050    1,330,450            -           -             -        1,338,500

Conversion of convertible debenture and   1,583,331      1,583      244,250            -           -             -          245,833
  convertible compensation debenture
  into common stock, including interest
  expense of $45,833

Loan fees related to convertible debenture        -          -            -       (25,000)         -             -          (25,000)

Loan fees related to notes payable                -          -            -       (47,500)         -             -          (47,500)

Amortization of loan fees related to
  equity line of credit                           -          -      (73,750)       73,750          -             -              -

Amortization of loan fees                         -          -            -         3,746          -             -            3,746

Deemed interest expense related to
  conversion feature of
  convertible debentures                          -          -        7,595            -           -             -            7,595

Cancellation of treasury stock                    -          -      (10,000)           -        10,000           -              -

Net Loss                                          -          -            -            -           -      (2,167,631)    (2,167,631)
                                         ----------- ---------- ------------ -------------  ---------- -------------  -------------


Balance, September 30, 2003               47,886,430     47,886    2,210,421      (644,504)        -      (3,053,215)    (1,439,412)
                (unaudited)

Conversion of convertible debenture and    6,566,479      6,567      706,760           -           -             -          713,327
  convertible compensation debenture
  into common stock, including interest
  expense of $123,327

Issuance of common stock for cash
  related to equity line of credit, net
  of offering costs of $72,966             9,410,366      9,410      855,090           -           -             -          864,500

Issuance of common stock to founders
  related to merger with Carcorp USA      82,257,231     82,257      (82,257)          -           -             -              -

Loan fees related to notes payable                -          -            -       (42,000)         -             -          (42,000)

Amortization of loan fees related to
  equity line of credit                           -          -       (73,750)      73,750          -             -              -

Amortization of loan fees                         -          -            -       149,454          -             -          149,454

Net Loss                                          -          -            -            -           -        (991,893)      (991,893)
                                         ----------- ---------- ------------ -------------  ---------- -------------  -------------


Balance, December 31, 2003               146,120,506  $ 146,120  $ 3,616,264   $  (463,300)        -    $ (4,045,108) $    (746,024)
                (unaudited)              =========== ========== ============ =============  ========== =============  =============











            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND
     FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003

                                                           SIX MONTHS ENDED     INCEPTION THROUGH
                                                           DECEMBER 31, 2003      JUNE 30, 2003
                                                           -----------------    ---------------
                                                              (UNAUDITED)
Cash flows from operating activities:
        Net loss                                              $(3,159,524)   $  (885,584)
        Adjustments to reconcile net loss to
        net cash used by operating activities:
                Depreciation and amortization                     270,900            992
                Deemed interest expense                             7,595          1,079
                Stock based compensation                        1,507,660        739,050
        Changes in operating assets and liabilities:
                Decrease (increase) in accounts receivable       (132,682)       (40,196)
                Increase in other assets                         (111,324)       (17,040)
                Increase in accounts payable                      935,989        113,343
                Increase in accrued expenses and other
                        current liabilities                        34,354          9,529
                                                              -----------    -----------
                      Net cash used by operating activities      (647,032)       (78,827)

Cash flows from investing activities:
                Purchase of fixed assets                       (6,219,596)       (25,833)
                                                              -----------    -----------
                Net cash used by investing activities          (6,219,596)       (25,833)
                                                              -----------    -----------
Cash flows from financing activities:
        Proceeds from notes payable                             7,156,020             --
        Issuance of common stock                                  864,500             --
        Principal payments on notes payable                    (1,507,157)            --
        Proceeds from loans payable                               272,284        144,000
        Principal payments on loans payable                      (135,000)       (31,568)
        Proceeds from stockholder loans payable                   225,000         30,000
        Proceeds from convertible debenture                       250,000        250,000
        Loan fees relating to notes payable                       (89,500)            --
        Loan fees relating to convertible debenture               (25,000)       (60,000)
                                                              -----------    -----------
                Net cash provided by financing activities       7,011,147        332,432

Net (decrease) increase in cash                                   144,519        227,772

Cash, at beginning of period                                      227,772             --
                                                              -----------    -----------
Cash, at end of period                                        $   372,291    $   227,772
                                                              ===========    ===========

Supplemental disclosure of financing activities:
        Cash during the period for:
                Income taxes paid                             $        --    $        --
                                                              ===========    ===========
                Interest                                      $   169,877    $        --
                                                              ===========    ===========

Supplemental disclosure of financing activities:
        Issuance of Convertible Compensation Debenture
                in exchange for Loan fees related to equity
                line of credit                                $        --    $   590,000

        Conversion of convertible debenture into
                4,716,088 shares of common stock              $   500,000    $        --

        Conversion of convertible compensation debenture
                into 3,433,722 shares of common stock         $   290,000    $        --


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2003 and the results of operations, statements of shareholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Amended Certificate of Incorporation - In November 2003, a Certificate of Amendment to the Certificate of Incorporation changed the number of authorized shares of common stock from 100,000,000 to 2,000,000,000. Further the Certificate of Amendment to the Certication of Incorporation authorized 10,000,000 shares of preferred stock, with preferences and rights to be set by the Board of Directors.

NOTE 2 - OTHER ASSETS

As of December 31, 2003, other assets totaling $128,365 consists of the following:

Deposit related to the agreement to rent office
  space and 2 hangers for operations (see Note 8)                  $   22,365

Deposit related to the agreement to lease two
  Lear Jet aircraft  (see Note 8)                                     106,000

                                                                   ----------
                                                                   $  128,365
                                                                   ==========

NOTE 3 - LOANS PAYABLE

As of December 31, 2003, the Company owes $93,000, $19,432, $15,284, $87,000 and
$35,000 to five entities. The loans are unsecured, non-interest bearing and payable on demand.

NOTE 4 - STOCKHOLDER LOAN PAYABLE

As of December 31, 2003, the Company owes $255,000 to a stockholder. The loan is unsecured, non-interest bearing, and payable upon demand.

NOTE 5 - CONVERTIBLE DEBENTURE

As of June 30, 2003, convertible debenture ("Debenture")totaling $250,000 consists of a loan agreement with Cornell Capital Partners, L.P. secured by all of the property of the Company. Upon closing, the Company paid $59,500 (net of amortized expense of $500) in loan fees and other expenses which were capitalized and reflected as part of "Unamortized loan fees" and will be expensed over the life of the loan using the straight-line method. During the six months ended December 31, 2003 the Company issued an additional $250,000 debenture and incurred additional loan fees of $25,000. Both debentures bear an interest rate of 5.0% and have terms of five years, with principal and interest payments due June 2008. The lender has the option of converting this loan to common stock, at the lower of a) twenty -five cents ($0.25), or b)80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. During the six months ended December 31, 2003, Cornell Capital Partners, L.P. converted $500,000 of the convertible debentures into 4,716,088 shares of the Company's common stock.

NOTE 6 - EQUITY LINE OF CREDIT

In June 2003, the Company entered into a Regulation D Common Stock Private Equity Line of Credit Agreement ("Credit Agreement") with Cornell Capital Partners, LP ("Cornell"). The Credit Agreement entitles the Company to draw funds up to $10,000,000 from issuance of its common stock for an amount equal to 95% of the market value at the time of each draw request, expiring June 2005, subject to certain terms and conditions. Additionally, the Credit Agreement required the Company to pay Cornell a commitment fee in the amount of $590,000 which was to be paid by the issuance of a Convertible Compensation Debenture, as discussed in Note 7. Furthermore, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Subscription Agreement. As of December 31, 2003, the Company received advances totaling $864,500 under the Credit Agreement in exchange for 9,410,366 shares of the Company's common stock.

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

During the six months ended December 31, 2003, Cornell converted $290,000 of the Compensation Debenture into 3,433,722 shares of common stock.

NOTE 8 - NOTES PAYABLE AND LEASES

On September 9, 2003, the Company entered into a promissory note payable with Cornell totaling $175,000. During September 2003, the Company paid $75,000 on the promissory note payable. The outstanding balance totaling $100,000 as of December 31, 2003 is unsecured, non-interest bearing and was due in December 2003. In connection with the borrowing, the Company paid $17,500 in loan fees, which are classified as "Unamortized loan fees" and will be expensed over the life of the loan using the straight-line method.

On September 18, 2003, the Company entered into a promissory note payable with Cornell totaling $500,000. The outstanding balance is unsecured, non-interest bearing and due during December 2003. In connection with the borrowing, the Company paid $30,000 in loan fees, which are classified as "Unamortized loan fees" and was expensed over the life of the loan using the straight-line method. At December 31, 2003 the outstanding balance has been satisfied in full and the loan fees have been amortized in full.

On October 29, 2003, the Company entered into a promissory note payable with Cornell totaling $400,000. The outstanding balance totaling $200,000 as of December 31, 2003 is unsecured, non-interest bearing and due during January 2004. In connection with the borrowing, the Company paid $24,000 in loan fees, which are classified as "Unamortized loan fees" and will be expensed over the life of the loan using the straight-line method.

On December 9, 2003, the Company entered into a promissory note payable with Cornell totaling $300,000. The outstanding balance totaling $300,000 as of December 31, 2003 is unsecured, non-interest bearing and due during February 2004. In connection with the borrowing, the Company paid $18,000 in loan fees, which are classified as "Unamortized loan fees" and will be expensed over the life of the loan using the straight-line method.

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

On September 29, 2003, the Company entered into a capital lease for a Cessna Citation II aircraft for its Alaska air ambulance service contract (see Note
10). The term of the lease is twelve months. The obligation to the lessor has been recorded as current note payable. The Company is obligated to purchase the aircraft at the end of the lease term for $1,898,863 and the monthly payment is $20,000.

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

Pursuant to the Merger between Carcorp USA and Elite Flight Solutions, Inc., 23,502,066 shares of common stock were issued on June 2, 2003 to the pre-merger shareholders of Elite. On December 3, 2003, pursuant to the terms of the Merger, these shareholders received an additional 82,257,231 shares of the Company's common stock, subsequent to an increase in the authorized number of shares of common stock of the Company.

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

NOTE 11 - LEGAL PROCEEDINGS

On October 3, 2003, the Company received a demand letter claiming that the use of the name Elite Flight Solutions infringed on the trade name "Flight Solutions." The Company has been in settlement negotiations with the trademark holder, Flight Solutions, Inc., which involves the Company changing its corporate and trade names over a period of time. The Company is currently reviewing the settlement documents relating to this settlement proposal. There is no payment required by the Company to the Claimant under the current settlement proposal, except a nominal amount for the attorney's fees of the claimant relating to the preparation of the settlement documents. No lawsuit has been filed to date. The Company shall not change its corporate name without appropriate shareholder approval.

NOTE 12 - SUBSEQUENT EVENTS

During January 2004, the Company entered into a convertible debenture with Cornell totaling $890,000 secured by all of the Company's assets. Upon closing, the Company paid $89,000 in loan fees which will be capitalized and reflected as part of "Unamortized loan fees" and expensed over the life of the debenture using the straight-line method.

During January 2004, the Company converted $100,000 of the Compensation Debenture into 2,846,569 shares of the Company's common stock.

During February 2004, the Company converted $200,000 of the Compensation Debenture into 5,982,142 shares of the Company's common stock.

During January 2004, the Company satisfied $300,000 of principal on a promissory note.

During February 2004, the Company satisfied $200,000 of principal and $5,381 of interest on a promissory note.

During January 2004, the Company made advances under the Equity Line of Credit totaling $300,000, issuing 7,637,098 shares of the Company's common stock to Cornell.

During February 2004, the Company made advances under the Equity Line of Credit totaling $205,381, issuing 6,138,475 shares of the Company's common stock to Cornell.

On February 12, 2004, the Company accepted the resignation of Gregory Love as President and Director. Serving as the Company's interim president will be Michelle Mathis, currently a director of the Company.

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

FINANCIAL CONDITION

     We had net losses of $885,584 from inception through June 30, 2003. For the six months ended December 31, 2003, we had net losses of $991,893. As of December 31, 2003, we had cash of $372,291 and current liabilities of $7,246,795. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Elite Flight must successfully expand its business operations and become profitable to achieve a sound financial condition. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

     REVENUES

Elite Flight had revenues of $1,883,327 for six month period ended December 31, 2003 and revenues from inception (November 1, 2002) through June 30, 2003 of $169,358. As the Company began operations in November 1, 2002, the Company did not have revenues during the comparable six month period in 2002. The revenues of $1,883,327 for the six month period ended December 31, 2003 were exclusively due to revenues under the Alaska Air ambulance contract pursuant to which the Company provides air ambulance services to the Yukon-Kuskokwim Health Corporation.


     OPERATING EXPENSES

     Elite Flight had operating expenses of $4,711,082 for the six months ended December 31, 2003 compared to operating expenses of $1,053,343 from inception (November 1, 2002) through the end of the fiscal year on June 30, 2003. For the six months ended December 31, 2003, operating expenses comprised of $515,277 for salaries, wages and benefits; $518,464 for maintenance, materials and repairs; $498,270 for fuel expenses; $283,263 for aircraft lease and rental; $270,900 for depreciation and amortization; and $2,624,908 in other operating expenses. Each of these categories increased during the six months ended December 31, 2003 compared with the eight months ended June 30, 2003. The increases in operating expenses relates mainly to the increases in operations of the Company as the Company expands its sales and operation efforts.

     OTHER EXPENSES

     Elite Flight had other expenses consisting of interest expenses of $331,769 for the six month period ended December 31, 2003. The Company did not have interest expenses during the eight months ended June 30, 2003.

     NET LOSS

     Elite Flight had a net loss for the six month period ended December 31, 2003 of $3,159,524 or $0.05 per share. From inception (November 1, 2002) through June 30, 2003, Elite Flight has a net loss of $885,584 or $0.04 per share. While the Company increased its revenue by over $1,700,000 for the six months ended December 31, 2003 compared to the eight months ended June 30, 2003, the Company's net loss increased $2,273,940 as a result of increased operating expenses and interest expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

     REVENUES

     Elite Flight had revenues of $1,683,577 for three month period ended December 31, 2003. As the Company began operations in November 1, 2002, the Company did not have revenues during the comparable three month period in 2002. The revenues of $1,638,577 for the three month period ended December 31, 2003 were exclusively due to revenues under the Alaska Air ambulance contract.

     OPERATING EXPENSES

     Elite Flight had operating expenses of $2,397,219 for the three months ended December 31, 2003. For the three months ended December 31, 2003, operating expenses comprised of $405,866 for salaries, wages and benefits; $446,915 for maintenance, materials and repairs; $382,480 for fuel expenses; $193,315 for aircraft lease and rental; $232,188 for depreciation and amortization; and $736,455 in other operating expenses. Each of these categories increased during the three months ended December 31, 2003 compared with the eight months ended June 30, 2003 except other operating expenses, which decreased by $139,128. The increases in operating expenses relates mainly to the increases in operations of the Company as the Company expands its sales and operation efforts.

      OTHER EXPENSES

     Elite Flight had other expenses consisting of interest expenses of $233,251 the three month period ended December 31, 2003. The Company did not have interest expenses during the eight months ended June 30, 2003.


      NET LOSS

     Elite Flight had a net loss for the three month period ended December 31, 2003 of $991,893 or $0.01 per share. From inception (November 1, 2002) through June 30, 2003, Elite Flight has a net loss of $885,584 or $0.04 per share. While the Company increased its revenue by over $1,400,000 for the three months ended December 31, 2003 compared to the eight months ended June 30, 2003, the increase in net loss of $106,309 was attributable mainly to increases operating expenses and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 17, 2004, Elite Flight has approximately $347,211 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy Elite Flight's need for working capital for the short term.

     Cash used in  operating  activities  during  the six  months  period  ended
December 31, 2003 was $647,032, compared to $78,827 for the period from inception (November 1, 2002) through June 30, 2003. The increase of $568,205 was mainly due to the increase in Elite Flight's net loss for the six month period ended December 31, 2003.

     Cash used in investing activities was $6,219,596 for the six month period ended December 31, 2003, compared to cash used in investing activities of $25,833 in the period from inception (November 1, 2002) through June 30, 2003. The increase in cash used by Elite Flight from investing activities was attributable to the fact that Elite Flight acquired aircraft during the six month period ended December 31, 2003.

     Cash provided from financing activities during the six month period ended December 31, 2003 was $7,011,147, compared to $332,432 for the period from inception (November 1, 2002) through June 30, 2003. The increase of $6,678,715 for the six month period ended December 31, 2003 was mainly due to the proceeds from notes payable relating to aircraft acquisitions, convertible debentures and stockholders loans.

     Elite Flight received $225,000 in new loans from stockholders during the six months ended December 31, 2003. There is no assurance that these individuals would be willing to make such loans in the future, or if such loans were available, that they would be at terms acceptable to Elite Flight. Management realizes that Elite Flight must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans.

     In June 2003, Cornell entered into a securities purchase agreement with Elite Flight under which Cornell agreed to purchase the total amount of $500,000 secured convertible debentures. Cornell Capital purchased $250,000 of convertible debentures on June 9, 2003, and purchased $250,000 of secured convertible debentures on September 8, 2003. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by all of the assets of Elite Flight. The debentures have a five-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for five trading days immediately preceding the conversion date. Cornell received a 10% discount from the purchase price of the secured convertible debentures. Cornell purchased the secured convertible debentures from Elite Flight in a private placement. During the six month period ended December 31, 2003, Cornell converted $500,000 of the debentures into 4,716,088 shares of the Company's common stock.

     On June 9, 2003, Elite Flight entered into an Equity Line of Credit with Cornell. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay Elite Flight 95% of, or a 5% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell will retain 6% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell received a one-time commitment fee in the form of a compensation debenture in the face amount of $590,000 on June 9, 2003. On August 28, 2003, Elite Flight filed a registration statement registering 78,675,000 shares of common stock in connection with the secured convertible debentures and the Equity Line of Credit, among other shares. On September 16, 2003, the SEC declared the registration statement effective. Through December 31, 2003, Elite Flight has made advances totaling $864,500 net of offering costs $72,966 issuing 9,410,366 shares of its common stock. Subsequent to December 31, 2003 through February 17, 2004, the Company has made advances totaling $505,381, issuing 13,775,573 shares of common stock. Prior to December 31, 2003, Cornell Capital converted $290,000 of the compensation debentures into 3,433,722 shares of common stock. Subsequent to December 31, 2003 through February 17, 2004, Cornell Capital converted the remaining $300,000 of compensation debentures into 8,828,711 shares of common stock. Pursuant to a request received from the SEC, the Company filed a Post Effective Amendment to its SB-2 Registration Statement after the Company completed the increase in the authorized shares of Elite Flight's common stock.

     On September 8, 2003, Elite Flight issued a $175,000 promissory note to Cornell. The promissory note has a 90-day term. This note is secured by all of the assets of Elite Flight. As of December 31, 2003, $75,000 of this note has been fully repaid by the Company. The $100,000 balance remains outstanding as of February 17, 2004.

     On September 18, 2003 Elite Flight issued a $500,000 promissory note to Cornell. The promissory note has a 53-day term. As of December 31, 2003, this note has been fully repaid by the Company.

     On October 29, 2003, Elite Flight issued a $400,000 promissory note to Cornell. The promissory note has a 62-day term. As of December 31, 2003, $200,000 of this note has been repaid by the Company. Subsequent to December 31, 2003, this note has been fully repaid by the Company.

     On December 9, 2003, Elite Flight issued a $300,000 promissory note to Cornell. The promissory note has a 41-day term. As of December 31, 2003, none of this note has been repaid by the Company. Subsequent to December 31, 2003, this note has been fully repaid by the Company.

         On January 26, 2004, Cornell Capital purchased $890,000 of secured convertible debentures from the Company. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by all of the assets of Elite Flight. The debentures have a two-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. Cornell received a 10% discount from the purchase price of the secured convertible debentures. Cornell purchased the secured convertible debentures from Elite Flight in a private placement. Through
February 17, 2004, Cornell has not converted any of these debentures and the Company has not repaid any of these debentures.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 3, 2003, the Company received a demand letter claiming that the use of the name Elite Flight Solutions infringed on the trade name "Flight Solutions." The Company has been in settlement negotiations with the trademark holder, Flight Solutions, Inc., which involves the Company changing its corporate and trade names over a period of time. The Company iS currently reviewing the settlement documents relating to this settlement proposal. There is no payment required by the Company to the Claimant under the current settlement proposal, except a nominal amount for the attorney's fees of the claimant relating to the preparation of the settlement documents. No lawsuit has been filed to date. The Company shall not change its corporate name without appropriate shareholder approval.


ITEM 2.  CHANGES IN SECURITIES

     During the three-month period ended December 31, 2003 the Company issued the following unregistered securities.

                                                          SHARES
                                                          ISSUED        TOTAL
---------------------------------------------------- ---------------- ----------
Issuance of shares as part of Share Exchange Agreement  82,257,231   $         0

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to an Information Statement dated October 23, 2003, a majority to the Company's shareholders as of the Record Date September 23, 2003, voted to increase the number of authorized shares of common stock from 100,000,000 to 2,000,000,000 and to authorize 10,000,000 shares of preferred stock. This action was taken on November 21, 2003, and a corresponding amendment to the Company's Certificate of Incorporation was filed with the State of Delaware on November 26, 2003.

ITEM 5.  OTHER INFORMATION

     On February 12, 2004, the Company appointed Michelle Mathis as a Director, interim President and interim Chief Executive Officer of the Company. Also on February 12, 2004, Gregory Love resigned as President, Chief Executive Officer and Director of the Company. Gregory Love did not express, either verbally or in writing, nor does the Company have knowledge, that Mr. Love resigned from these positions because of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (3) EXHIBITS:
EXHIBIT NO.  DESCRIPTION                         LOCATION

3.1         Certificate of Incorporation, as    Incorporated by reference to
            amended                             Exhibit 3.1 to Form SB-2 filed
                                                with the SEC on August 28, 2003

3.2         Bylaws                              Incorporated by reference to
                                                Exhibit 3.2 to Form SB-2 filed
                                                with the SEC on August 28, 2003

3.3         Certificate of Incorporation for    Incorporated by reference to
            FlyJets.Biz                         Exhibit 3.3 to Form SB-2 filed
                                                with the SEC on August 28, 2003

3.4         Bylaws of FlyJets.Biz               Incorporated by reference to
                                                Exhibit 3.4 to Form SB-2 filed
                                                with the SEC on August 28, 2003

3.5         Certificate of Incorporation for    Incorporated by reference to
            Air America                         Exhibit 3.5 to Form SB-2 filed
                                                with the SEC on August 28, 2003

3.6         Bylaws of Networks Alaska, Inc.     Incorporated by reference to
                                                Exhibit 3.6 to Form SB-2 filed
                                                with the SEC on August 28, 2003

3.7         Amendment to Certificate of         Provided herewith
            Incorporation

10.1        Lease                               Incorporated by reference to
                                                Exhibit 10.1 to Form SB-2 filed
                                                with the SEC on August 28, 2003

10.2        Lease (Alaska)                      Incorporated by reference to
                                                Exhibit 10.2 to Form SB-2 filed
                                                with the SEC on August 28, 2003

10.3        Aircraft Lease between Southwest    Incorporated by reference to
            Cartage, Inc. and registrant        Exhibit 10.3 to Form SB-2 filed
                                                with the SEC on August 28, 2003

10.4        Aircraft Lease Agreement between    Incorporated by reference to
            America Air Network Alaska, Inc.    Exhibit 10.4 to Form SB-2 filed
            and CIT Group Equipment Financing,  with the SEC on August 28, 2003
            Inc.

10.5        Air Ambulance Services Agreement    Incorporated by reference to
            dated July 30, 2003 between         Exhibit 10.5 to Form SB-2 filed
            Yukon-Kuskokwim Health Corporation  with the SEC on August 28, 2003 and American Air Network, Inc.

10.6        Assignment Agreement dated July     Incorporated by reference to
            30, 2003 between Yukon-Kuskokwim    Exhibit 10.6 to Form SB-2 filed
            Health Corporation, American Air    with the SEC on August 28, 2003
            Network, Inc. and American Air
            Network Alaska, Inc.

10.7        Agreement between American Air      Incorporated by reference to
            Network, Inc. and registrant        Exhibit 10.7 to Form SB-2 filed
                                                with the SEC on August 28, 2003


10.8        Aircraft Lease dated September 29,  Incorporated by reference to
            2003 between Delta Romeo, Inc.,     Exhibit 10.8 to Form 10-QSB filed
            American Air Network Alaska, Inc.   with the SEC on November 14, 2003
            and Elite Flight Solutions, Inc.

31.1        Certification by Chief Executive    Provided herewith
            Officer and Acting Principal
            Accounting Officer pursuant to
            15 U.S.C. Section 7241, as adopted
            pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

32.1        Certification by Chief Executive    Provided herewith
            Officer and Principal Accounting
            Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant
            to Section 906 of the
            Sarbanes-Oxley Act of 2002

99.1        Share Exchange Agreement, dated     Incorporated by reference to
            February 4, 2003, by and among      Exhibit 99.1 to Form 8-K filed
            Carcorp USA Corporation, Elite      with the SEC on June 6, 2003
            Flight Solutions, Inc. and the
            shareholders of Elite Flight
            Solutions, Inc.

99.2        Amendment to Share Exchange         Incorporated by reference to
            Agreement, dated May 30, 2003 by    Exhibit 99.2 to Form 8-K filed
            and among Carcorp USA Corporation,  with the SEC on June 6, 2003
            Elite Flight Solutions, Inc. and
            the shareholders of Elite Flight
            Solutions, Inc.

99.3        Plan of Merger, dated May 30, 2003  Incorporated by reference to
            by and between Carcorp USA          Exhibit 99.2 to Form 8-K filed
            Corporation and Elite Flight        with the SEC on June 6, 2003
            Solutions, Inc.

99.4        Equity Line of Credit Agreement     Incorporated by reference to
            dated June 9, 2003 between the      Exhibit 99.4 to Form SB-2 filed
            Registrant and Cornell Capital      with the SEC on August 28, 2003
            Partners LP

99.5        Registration Rights Agreement       Incorporated by reference to
            dated June 9, 2003 between the      Exhibit 99.5 to Form SB-2 filed
            Registrant and Cornell Capital      with the SEC on August 28, 2003
            Partners, LP

99.6        Escrow Agreement dated June 9,      Incorporated by reference to
            2003 among the Registrant, Cornell  Exhibit 99.6 to Form SB-2 filed
            Capital Partners, LP, Butler        with the SEC on August 28, 2003
            Gonzalez, LLP

99.7        Securities Purchase Agreement       Incorporated by reference to
            dated June 9, 2003 among the        Exhibit 99.7 to Form SB-2 filed
            Registrant and the Buyers           with the SEC on August 28, 2003

99.8        Escrow Agreement dated June 9,      Incorporated by reference to
            2003 among the Registrant, the      Exhibit 99.8 to Form SB-2 filed
            Buyers, and Butler Gonzalez, LLP    with the SEC on August 28, 2003

99.9        Debenture dated June 9, 2003        Incorporated by reference to
            between the Registrant and Cornell  Exhibit 99.9 to Form SB-2 filed
            Capital Partners LP                 with the SEC on August 28, 2003

99.10       Compensation Debenture dated June   Incorporated by reference to
            9, 2003 between the Registrant and  Exhibit 99.10 to Form SB-2 filed
            Cornell Capital Partners LP         with the SEC on August 28, 2003

99.11       Investor Registration Rights        Incorporated by reference to
            Agreement dated June 9, 2003        Exhibit 99.11 to Form SB-2 filed
            between the Registrant and the      with the SEC on August 28, 2003
            Investors


99.12       Placement Agent Agreement dated     Incorporated by reference to
            June 9, 2003 among the Registrant,  Exhibit 99.12 to Form SB-2 filed
            Katalyst Securities, LLC and        with the SEC on August 28, 2003
            Cornell Capital Partners LP

99.13       $250,000 Debenture dated September  Incorporated by reference to
            8, 2003 between Registrant and      Exhibit 99.13 to Form 10-KSB filed
            Cornell Capital Partners, L.P.      with the SEC on September 29, 2003

99.14       $175,000 Secured Promissory Note    Incorporated by reference to
            dated September 8, 2003 between     Exhibit 99.14 to Form 10-KSB filed
            Registrant and Cornell Capital      with the SEC on September 29, 2003
            Partners, L.P.

99.15       $500,000 Promissory Note dated      Incorporated by reference to
            September 18, 2003 between          Exhibit 99.15 to Form 10-KSB filed
            Registrant and Cornell Capital      with the SEC on September 29, 2003
            Partners, L.P.

99.16       $400,000 Promissory Note dated      Provided herewith
            October 29, 2003 between
            Registrant and Cornell Capital
            Partners, L.P.

99.17       $300,000 Promissory Note dated      Provided herewith
            December 9, 2003 between
            Registrant and Cornell Capital
            Partners, L.P.

99.18       $890,000 Debenture dated            Provided herewith
            January 26, 2004 between
            Registrant and Cornell
            Capital Partners, L.P.

     (B)  CURRENT REPORT ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 2003:

     None.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elite Flight has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ELITE FLIGHT SOLUTIONS


Date: February 17, 2004              By:   /s/ Michelle Mathis
                                        ----------------------------------
                                          Michelle Mathis
                                          Acting President, Acting Chief
                                          Executive Officer, Acting
                                          Principal Accounting Officer and
                                          Director