Form 10QSB
period 2004-03-31
ELITE FLIGHT SOLUTIONS INC
filed 2004-05-17
CIK 1161723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 333-73286

                          ELITE FLIGHT SOLUTIONS, INC.
                      (Exact name of small business issuer)

            DELAWARE                                     26-0003788
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


                        8191 N. TAMIAMI TRAIL, SUITE B-2
                             SARASOTA, FLORIDA 34243
                    (Address of principal executive offices)

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

       CLASS                                 OUTSTANDING SHARES
    Common Stock                              AT MAY 14, 2004
                                                212,768,237

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                            CONDENSED BALANCE SHEETS
                        MARCH 31, 2004 AND JUNE 30, 2003

                         ASSETS

                                                                                 MARCH 31,        JUNE 30,
                                                                                    2004             2003
                                                                                -----------      -----------
                                                                                (UNAUDITED)
Current assets
   Cash                                                                         $   133,709      $   227,772
   Accounts receivable, net of allowance for doubtful accounts                       12,673           40,196
                                                                                -----------      -----------
     Total current assets                                                           146,382          267,968
Fixed assets
   Aircraft                                                                       6,152,616               --
   Office equipment                                                                  41,274           20,635
   Office furniture                                                                  51,539            5,198
                                                                                -----------      -----------
                                                                                  6,245,429           25,833
Less:  accumulated depreciation                                                     201,892              492
                                                                                -----------      -----------
                                                                                  6,043,537           25,341

Other Assets                                                                        294,010           17,040
                                                                                -----------      -----------
Total assets                                                                    $ 6,483,929      $   310,349
                                                                                ===========      ===========

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

   Notes payable and leases                                                     $ 5,436,230      $        --
   Accounts payable                                                                 678,351          113,343
   Accrued expenses and other current liabilities                                    27,847            9,529
   Loans payable                                                                    149,803          112,432
   Stockholder loan payable                                                          30,000           30,000
                                                                                -----------      -----------
     Total current liabilities                                                    6,322,231          265,304

Long-term liability

   Convertible compensation debenture                                                    --          590,000
   Convertible debenture                                                            890,000          250,000
                                                                                -----------      -----------

     Total liabilities                                                            7,212,231        1,105,304
                                                                                -----------      -----------

Commitments and contingencies                                                            --               --

Stockholders' deficit

Preferred stock; $0.001 per value, 10,000,000
authorized, no shares issued or outstanding
Common stock; $.001 par value, 2,000,000,000 shares authorized, 176,591,235
shares and 38,253,009 shares issued and outstanding                                 176,591           38,253
Additional paid-in capital                                                        5,010,135          711,876
Unamortized loan fees                                                              (476,792)        (649,500)
Treasury stock                                                                           --          (10,000)
Accumulated deficit                                                              (5,438,236)        (885,584)
                                                                                -----------      -----------
Total stockholders' deficit                                                        (728,302)        (794,955)
                                                                                -----------      -----------
Total liabilities and stockholders' deficit                                     $ 6,483,929      $   310,349
                                                                                ===========      ===========


            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND
     FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003

                                             THREE MONTHS ENDED  NINE MONTHS ENDED  INCEPTION THROUGH
                                               MARCH 31, 2004     MARCH 31, 2004     JUNE 30, 2003
                                             ------------------  -----------------  -----------------
                                                (UNAUDITED)        (UNAUDITED)

Revenues                                       $   1,276,538      $   3,159,865      $     169,358

Operating expenses:

   Salaries, wages and benefits                      401,226            916,503             38,421
   Maintenance materials and repairs                 395,750            914,214                 --
   Fuel expense                                      344,668            842,939             25,565
   Aircraft lease and rental                         148,655            431,917            112,782
   Depreciation and amortization                     118,426            389,326                992
   Other operating expenses                          629,681          3,254,589            875,583
                                               -------------      -------------      -------------

     Total operating expenses                      2,038,406          6,749,488          1,053,343
                                               -------------      -------------      -------------
Loss from operations                                (761,868)        (3,589,623)          (883,985)

Other expenses

   Interest expense                                  631,260            963,029                 --
   Other                                                  --                 --              1,599
                                               -------------      -------------      -------------

Loss before provision for income taxes            (1,393,128)        (4,552,652)          (885,584)

Provision for income taxes                                --                 --                 --
                                               -------------      -------------      -------------

Net loss                                       $  (1,393,128)     $  (4,552,652)     $    (885,584)
                                               =============      =============      =============

Loss per common share - basic and diluted      $       (0.01)     $       (0.04)     $       (0.04)
                                               =============      =============      =============

Weighted average common shares outstanding
   Basic and diluted                             164,193,558        125,352,841         24,782,114
                                               =============      =============      =============


            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION

                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONHS ENDED MARCH 31, 2004

                                                       COMMON STOCK

                                                                                ADDITIONAL                        TOTAL
                                                                                 PAID-IN        UNAMORTIZED      TREASURY
                                                  SHARES          AMOUNT         CAPITAL         LOAN FEES         STOCK
                                              ------------     -----------     -----------      -----------    -------------
Balance, June 30, 2003                          38,253,099     $    38,253     $   711,876      $  (649,500)     $   (10,000)

Issuance of common stock for services            8,050,000           8,050       1,330,450               --               --

Conversion of convertible debenture and          1,583,331           1,583         244,250               --               --
  convertible compensation debenture
  into common stock, including interest
  expense of $45,833

Loan fees related to convertible debenture              --              --              --          (25,000)              --
Loan fees related to notes payable                      --              --              --          (47,500)              --

Amortization of loan fees related to
  equity line of credit                                 --              --         (73,750)          73,750               --

Amortization of loan fees                               --              --              --            3,746               --

Beneficial conversion feature of debenture              --              --           7,595               --               --

Cancellation of treasury stock                          --              --         (10,000)              --           10,000

Net Loss                                                --              --              --               --               --
                                              ------------     -----------     -----------      -----------    -------------

Balance, September 30, 2003 (unaudited)         47,886,430          47,886       2,210,421         (644,504)              --

Conversion of convertible debenture and          6,566,479           6,567         706,760               --               --
  convertible compensation debenture
  into common stock, including interest
  expense of $123,327

Issuance of common stock for cash
  related to equity line of credit, net
  of offering costs of $72,966                   9,410,366           9,410         855,090               --               --

Issuance of common stock to founders
  related to merger with Carcorp USA            82,257,231          82,257         (82,257)              --               --

Loan fees related to notes payable                      --              --              --          (42,000)              --

Amortization of loan fees related to
  equity line of credit                                 --              --         (73,750)          73,750               --

Amortization of loan fees                               --              --              --          149,454               --

Net Loss                                                --              --              --               --               --

                                              ------------     -----------     -----------      -----------    -------------
Balance, December 31, 2003 (unaudited)         146,120,506     $   146,120     $ 3,616,264      $  (463,300)              --

Conversion of convertible compensation           8,828,711           8,829         291,171               --               --
  debenture into common stock

Issuance of common stock for cash
  related to equity line of credit, net
  of offering costs of $34,332                  21,642,018          21,642         627,820               --               --

Loan fees related to convertible debenture              --              --              --          (89,000)              --
Loan fees related to notes payable                      --              --              --          (32,968)              --
Beneficial conversion feature of debenture              --              --         548,630               --               --

Amortization of loan fees related to
  equity line of credit                                 --              --         (73,750)          73,750               --

Amortization of loan fees                               --              --              --           34,726               --

Net Loss                                                --              --              --               --               --
                                              ------------     -----------     -----------      -----------    -------------

Balance, March 31, 2004 (unaudited)            176,591,235     $   176,591     $ 5,010,135      $  (476,792)     $
                                              ============     ===========     ===========      ===========    =============




                                                ACCUMULATED      STOCKHOLDERS'
                                                  DEFICIT           DEFICIT
                                                -----------      -----------
Balance, June 30, 2003                          $  (885,584)     $  (794,955)

Issuance of common stock for services                    --        1,338,500

Conversion of convertible debenture and                  --          245,833
  convertible compensation debenture
  into common stock, including interest
  expense of $45,833

Loan fees related to convertible debenture               --          (25,000)
Loan fees related to notes payable                       --          (47,500)

Amortization of loan fees related to
  equity line of credit                                  --               --

Amortization of loan fees                                --            3,746

Beneficial conversion feature of debenture               --            7,595

Cancellation of treasury stock                           --               --

Net Loss                                         (2,167,631)      (2,167,631)
                                                -----------      -----------

Balance, September 30, 2003 (unaudited)          (3,053,215)      (1,439,412)

Conversion of convertible debenture and                  --          713,327
  convertible compensation debenture
  into common stock, including interest
  expense of $123,327

Issuance of common stock for cash
  related to equity line of credit, net
  of offering costs of $72,966                           --          864,500

Issuance of common stock to founders
  related to merger with Carcorp USA                     --               --

Loan fees related to notes payable                       --          (42,000)

Amortization of loan fees related to
  equity line of credit                                  --               --

Amortization of loan fees                                --          149,454

Net Loss                                           (991,893)        (991,893)

                                                -----------      -----------
Balance, December 31, 2003 (unaudited)          $(4,045,108)     $  (746,024)

Conversion of convertible compensation                   --          300,000
  debenture into common stock

Issuance of common stock for cash
  related to equity line of credit, net
  of offering costs of $34,332                           --          649,462

Loan fees related to convertible debenture               --          (89,000)
Loan fees related to notes payable                       --          (32,968)
Beneficial conversion feature of debenture               --          548,630

Amortization of loan fees related to
  equity line of credit                                  --               --

Amortization of loan fees                                --           34,726

Net Loss                                         (1,393,128)      (1,393,128)
                                                -----------      -----------

Balance, March 31, 2004 (unaudited)             $(5,439,236)        (728,302)
                                                ===========      ===========





            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND
     FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003

                                                                               NINE MONTHS ENDED  INCEPTION THROUGH
                                                                                MARCH 31, 2004      JUNE 30, 2003
                                                                                 (UNAUDITED)

Cash flows from operating activities:

Net loss                                                                         $(4,552,652)     $  (885,584)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization                                                        389,326              992
Beneficial conversion feature of debenture                                           556,225            1,079
Stock based compensation                                                           1,507,660          739,050
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                                            27,523          (40,196)
Increase in other assets                                                            (276,970)         (17,040)
Increase in accounts payable                                                         565,008          113,343
Increase in accrued expenses and other current liabilities                            18,319            9,529
                                                                                 -----------      -----------
Net cash used by operating activities                                             (1,765,561)         (78,827)

Cash flows from investing activities:

Purchase of fixed assets                                                          (6,219,596)         (25,833)
                                                                                 -----------      -----------
Net cash used by investing activities                                             (6,219,596)         (25,833)
                                                                                 -----------      -----------

Cash flows from financing activities:

Proceeds from notes payable                                                        7,705,482               --
Issuance of common stock                                                           1,513,962               --
Principal payments on notes payable                                               (2,269,253)              --
Proceeds from loans payable                                                          272,285          144,000
Principal payments on loans payable                                                 (234,914)         (31,568)
Proceeds from stockholder loans payable                                              225,000           30,000
Principal payments on stockholder loans payable                                     (225,000)              --
Proceeds from convertible debenture                                                1,140,000          250,000
Loan fees relating to notes payable                                                 (122,468)              --
Loan fees relating to convertible debenture                                         (114,000)         (60,000)
                                                                                 -----------      -----------
Net cash provided by financing activities                                          7,891,094          332,432

Net (decrease) increase in cash                                                      (94,063)         227,772

Cash, at beginning of period                                                         227,772               --
                                                                                 -----------      -----------

Cash, at end of period                                                           $   133,709      $   227,772
                                                                                 ===========      ===========

Supplemental disclosure of financing activities: Cash during the period for:

Income taxes paid                                                                $        --      $        --
                                                                                 ===========      ============

Interest                                                                         $   235,030      $        --
                                                                                 ===========      ============

Supplemental disclosure of financing activities:

Issuance of Convertible Compensation Debenture in exchange for Loan fees
related to equity line of credit                                                 $        --      $   590,000
                                                                                 ===========      ============
Conversion of convertible debenture into
4,716,088 shares of common stock                                                 $   500,000      $        --
                                                                                 ===========      ============
Conversion of convertible compensation debenture
into 12,262,433 shares of common stock                                           $   590,000      $        --
                                                                                 ===========      ============



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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations, statements of shareholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2 - OTHER ASSETS

As of March 31, 2004, other assets totaling $294,010 consists of the following:

          Deposit related to the agreement to rent office
             space and 2 hangers for operations (see Note 8)    $     22,365

          Deposit related to the agreement to lease two
             Lear Jet aircraft  (see Note 8)                         106,000

          Deposit related to the agreement to lease a
             Citation Jet aircraft  (see Note 8)                      60,000

          Aircraft operating certificate                             105,645
                                                                ------------

                                                                $    294,010
                                                                ============

NOTE 3 - LOANS PAYABLE

As of March 31, 2004, the Company owes $77,803, $37,000 and $35,000 to three entities. The loans are unsecured, non-interest bearing and payable on demand.

NOTE 4 - STOCKHOLDER LOAN PAYABLE

As of December 31, 2004, the Company owed $255,000 to a stockholder. $225,000 of the loan, which is unsecured, non-interest bearing, and payable upon demand, was repaid during the quarter ended March 31, 2004.

NOTE 5 - CONVERTIBLE DEBENTURE

The Company sold the convertible debenture ("Debenture") totaling $500,000 to Cornell Capital Partners, L.P. secured by all of the property of the Company pursuant to a securities purchase agreement in June 2003. Upon closing, the Company paid $59,500 (net of amortized expense of $500) in loan fees and other expenses which were capitalized and reflected as part of "Unamortized loan fees" and will be expensed over the life of the loan using the straight-line method. During the nine months ended March 31, 2004 the Company issued two additional debentures for $250,000 and $890,000 and incurred additional loan fees of $114,000. The debentures bear an interest rate of 5.0%. The $250,000 debenture has a five year term. The $890,000 debenture has a two year term. The lender has the option of converting these debendures to common stock, at the lower of a) twenty -five cents ($0.25), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. During the nine months ended March 31, 2004, Cornell Capital Partners, L.P. converted $500,000 of the convertible debentures into 4,716,088 shares of the Company's common stock. The Company also recorded interest related to the beneficial conversion feature totaling $556,225 for the nine months ended March 31, 2004.

NOTE 6 - EQUITY LINE OF CREDIT

In June 2003, the Company entered into a Regulation D Common Stock Private Equity Line of Credit Agreement ("Credit Agreement") with Cornell Capital Partners, LP ("Cornell"). The Credit Agreement entitles the Company to draw funds up to $10,000,000 from issuance of its common stock for an amount equal to 95% of the market value at the time of each draw request, subject to certain terms and conditions. Additionally, the Credit Agreement required the Company to pay Cornell a commitment fee in the amount of $590,000 which was paid by the issuance of a Convertible Compensation Debenture, as discussed in Note 7. Furthermore, the Company has filed two registration statements on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement. As of March 31, 2004, the Company received advances totaling $1,513,962, net of offering costs of $107,298 under the Credit Agreement in exchange for 31,052,384 shares of the Company's common stock.

NOTE 7 - CONVERTIBLE COMPENSATION DEBENTURE

In June 2003,  pursuant to the Credit  Agreement,  as  discussed  in Note 6, the
Company entered into a Convertible Compensation Debenture ("Compensation Debenture") with Cornell totaling $590,000. The balance was unsecured, had an interest rate of 5.0%, with principal and interest due June 2006. Additionally, Cornell was entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The Company has accounted for this transaction as a long-term liability and "Unamortized loan fees" which will be amortized over the life of the Credit Agreement. During the nine months ended March 31, 2004, Cornell converted all of the $590,000 of the Compensation Debenture into 12,262,433 shares of common stock.

NOTE 8 - NOTES PAYABLE AND LEASES

On September 9, 2003, the Company entered into a promissory note payable with Cornell totaling $175,000. During September 2003, the Company paid $75,000 and during February 2004, the Company paid $100,000 on the promissory note payable. In connection with the borrowing, the Company paid $17,500 in loan fees, which were classified as "Unamortized loan fees" and were expensed over the life of the loan using the straight-line method. At March 31, 2004 the outstanding balance has been satisfied in full and the loan fees have been amortized in full.

On September 18, 2003, the Company entered into a promissory note payable with Cornell totaling $500,000. In connection with the borrowing, the Company paid $30,000 in loan fees, which were classified as "Unamortized loan fees" and were expensed over the life of the loan using the straight-line method. At March 31, 2004 the outstanding balance has been satisfied in full and the loan fees have been amortized in full.

On October 29, 2003, the Company entered into a promissory note payable with Cornell totaling $400,000. In connection with the borrowing, the Company paid $24,000 in loan fees, which were classified as "Unamortized loan fees" and were expensed over the life of the loan using the straight-line method. At March 31, 2004 the outstanding balance has been satisfied in full and the loan fees have been amortized in full.

On December 9, 2003, the Company entered into a promissory note payable with Cornell totaling $300,000. In connection with the borrowing, the Company paid $18,000 in loan fees, which were classified as "Unamortized loan fees" and were expensed over the life of the loan using the straight-line method. At March 31, 2004 the outstanding balance has been satisfied in full and the loan fees have been amortized in full.

On February 20, 2004, the Company entered into a promissory note payable with Cornell totaling $149,462. In connection with the borrowing, the Company paid $8,968 in loan fees, which were classified as "Unamortized loan fees" and were expensed over the life of the loan using the straight-line method. At March 31, 2004 the outstanding balance has been satisfied in full and the loan fees have been amortized in full.

On March 25, 2004, the Company entered into a promissory note payable with Cornell totaling $400,000. The outstanding balance totaling $400,000 as of March 31, 2004 is unsecured, interest bearing at 12% and due in June 2004. In connection with the borrowing, the Company paid $24,000 in loan fees, which are classified as "Unamortized loan fees" and will be expensed over the life of the loan using the straight-line method.

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

On August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease was seven months. The obligation to the lessor has been recorded as current note payable. The Company is obligated to purchase the aircraft at the end of the lease term for $3,150,000 and the monthly payment is $100,000. As of March 31, 2004, the Company is in default of the lease and will either deliver the purchase price to the lessor or return the aircraft to the lessor. The Company may be required to make deficiency payments to the lessor.

On March 8, 2004, the Company entered into an operating lease for a Cessna Citation III aircraft for its Florida charter service. The lease term is thirty-six months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 will be $120,000, payments for the fiscal year ended June 30, 2005 will be $360,000, payments for the fiscal year ended June 30, 2006 will be $360,000 and payments for the fiscal year ended June 30, 2007 will be $240,000. A deposit of $60,000 has been paid to the lessor and will be returned to the Company at the end of the lease term. The Company has an option to purchase the aircraft at the end of the lease term for fair market value.

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

NOTE 11 - LEGAL PROCEEDINGS

On October 3, 2003, the Company received a demand letter claiming that the use of the name Elite Flight Solutions infringed on the trade name "Flight Solutions." The Company has been in settlement negotiations with the trademark holder, Flight Solutions, Inc., which involves the Company changing its corporate and trade names over a period of time. The Company is currently negotiating the settlement documents relating to this settlement proposal. There is no payment required by the Company to the Claimant under the current settlement proposal, except a nominal amount for the attorney's fees of the claimant relating to the preparation of the settlement documents. No lawsuit has been filed to date. The Company can not change its corporate name without appropriate shareholder approval.

NOTE 12 - SUBSEQUENT EVENTS

During April 2004, the Company satisfied $100,000 of principal on a promissory note.

During April 2004, the Company received advances under the Equity Line of Credit totaling $100,000, issuing 5,848,849 shares of the Company's common stock to Cornell.

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

FINANCIAL CONDITION

            We had net losses of $885,584 from inception through June 30, 2003. For the nine months ended March 31, 2004, we had net losses of $1,393,128. As of March 31, 2004, we had cash of $133,709 and current liabilities of $6,322,231. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Elite Flight must successfully expand its business operations and become profitable to achieve a sound financial condition. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2004

            REVENUES

            Elite Flight had revenues of $3,159,865 for nine month period ended March 31, 2004 and revenues from inception (November 1, 2002) through June 30, 2003 of $169,358. As the Company began operations in November 1, 2002, the Company did not have revenues during the comparable nine month period in 2002. The revenues of $3,159,865 for the nine month period ended March 31, 2004 were mainly due to revenues under the Alaska Air ambulance contract pursuant to which the Company provides air ambulance services to the Yukon-Kuskokwim Health Corporation.

            OPERATING EXPENSES

            Elite Flight had operating expenses of $6,749,488 for the nine months ended March 31, 2004 compared to operating expenses of $1,053,343 from inception (November 1, 2002) through the end of the fiscal year on June 30, 2003. For the nine months ended March 31, 2004, operating expenses comprised of $916,503 for salaries, wages and benefits; $914,214 for maintenance, materials and repairs; $842,939 for fuel expenses; $431,917 for aircraft lease and rental; $389,326 for depreciation and amortization; and $3,254,589 in other operating expenses. Each of these categories increased during the nine months ended March 31, 2004 compared with the eight months ended June 30, 2003. The increases in operating expenses relates mainly to the increases in operations of the Company as the Company expands its sales and operation efforts.

            OTHER EXPENSES

            Elite Flight had other expenses consisting of interest expenses of $963,029 for the nine month period ended March 31, 2004. The Company did not have interest expenses during the eight months ended June 30, 2003.

            NET LOSS

            Elite Flight had a net loss for the nine month period ended March 31, 2004 of $4,552,652 or $0.04 per share. From inception (November 1, 2002) through June 30, 2003, Elite Flight has a net loss of $885,584 or $0.04 per share. While the Company increased its revenue by almost $3,000,000 for the nine months ended March 31, 2004 compared to the eight months ended June 30, 2003, the Company's net loss increased $3,667,068 as a result of increased operating expenses and interest expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

            REVENUES

            Elite Flight had revenues of $1,276,538 for three month period ended March 31, 2004. As the Company began operations in November 1, 2002, the Company did not have revenues during the comparable three month period in 2002. The revenues of $1,276,538 for the three month period ended March 31, 2004 were mainly due to revenues under the Alaska Air ambulance contract.

            OPERATING EXPENSES

            Elite Flight had operating expenses of $2,038,406 for the three months ended March 31, 2004. For the three months ended March 31, 2004, operating expenses comprised of $401,226 for salaries, wages and benefits; $395,750 for maintenance, materials and repairs; $344,668 for fuel expenses; $148,655 for aircraft lease and rental; $118,426 for depreciation and amortization; and $629,681 in other operating expenses. Each of these categories increased during the three months ended March 31, 2004 compared with the eight months ended June 30, 2003 except other operating expenses, which decreased by $245,902. The increases in operating expenses relates mainly to the increases in operations of the Company as the Company expands its sales and operation efforts.

            OTHER EXPENSES

            Elite Flight had other expenses consisting of interest expenses of $631,260 the three month period ended March 31, 2004. The Company did not have interest expenses during the eight months ended June 30, 2003.

            NET LOSS

            Elite Flight had a net loss for the three month period ended March 31, 2004 of $1,393,128 or $0.01 per share. From inception (November 1, 2002) through June 30, 2003, Elite Flight has a net loss of $885,584 or $0.04 per share. While the Company increased its revenue by over $1,276,000 for the three months ended March 31, 2004 compared to the eight months ended June 30, 2003, the increase in net loss of $507,544 was attributable mainly to increases operating expenses and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

            As of May 11, 2004, Elite Flight has approximately $56,014 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy Elite Flight's need for working capital for the short term.

            Cash used in operating activities during the nine months period ended March 31, 2004 was $1,765,561, compared to $78,827 for the period from inception (November 1, 2002) through June 30, 2003. The increase of $1,686,734 was mainly due to the increase in Elite Flight's net loss for the nine month period ended March 31, 2004.

            Cash used in investing activities was $6,219,596 for the nine month period ended March 31, 2004, compared to cash used in investing activities of $25,833 in the period from inception (November 1, 2002) through June 30, 2003. The increase in cash used by Elite Flight from investing activities was attributable to the fact that Elite Flight acquired aircraft during the nine month period ended March 31, 2004.

            Cash provided from financing activities during the nine month period ended March 31, 2004 was $7,891,094, compared to $332,432 for the period from inception (November 1, 2002) through June 30, 2003. The increase of $7,558,662 for the nine month period ended March 31, 2004 was mainly due to the proceeds from notes payable relating to aircraft acquisitions, the issuance of common stock, convertible debentures and stockholders loans.

            Elite Flight received $225,000 in new loans from stockholders during the nine months ended March 31, 2004. There is no assurance that these individuals would be willing to make such loans in the future, or if such loans were available, that they would be at terms acceptable to Elite Flight. Management realizes that Elite Flight must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans.

            In June 2003, Cornell entered into a securities purchase agreement with Elite Flight under which Cornell agreed to purchase the total amount of $500,000 secured convertible debentures. Cornell Capital purchased $250,000 of convertible debentures on June 9, 2003, and purchased $250,000 of secured convertible debentures on September 8, 2003. The debentures were convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures were secured by all of the assets of Elite Flight. The debentures had a five-year term and accrue interest at 5% per year. At maturity, Cornell received a 10% discount from the purchase price of the secured convertible debentures. Cornell purchased the secured convertible debentures from Elite Flight in a private placement. During the nine month period ended March 31, 2004, Cornell converted $500,000 of the debentures into 4,716,088 shares of the Company's common stock.

            On June 9, 2003, Elite Flight entered into an Equity Line of Credit with Cornell. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell will pay Elite Flight 95% of, or a 5% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell will retain 6% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell received a one-time commitment fee in the form of a compensation debenture in the face amount of $590,000 on June 9, 2003. On August 28, 2003, Elite Flight filed a registration statement registering 78,675,000 shares of common stock in connection with the secured convertible debentures and the Equity Line of Credit, among other shares. On September 16, 2003, the SEC declared the registration statement effective. Through March 31, 2004, Elite Flight has made advances totaling $1,513,962 net of offering costs of $107,298, issuing 31,052,384 shares of its common stock. Through March 31, 2004, Cornell Capital converted all of the $590,000 of the compensation debentures into 12,262,433 shares of common stock. Pursuant to a request received from the SEC, the Company filed a Post Effective Amendment to its SB-2 Registration Statement after the Company completed the increase in the authorized shares of Elite Flight's common stock. On April 28, 2004, the Company filed an additional registration statement, registering 403,776,877 shares of common stock under the Equity line of Credit. This registration statement was declared effective on May 13, 2004.

            On September 8, 2003, Elite Flight issued a $175,000 promissory note to Cornell. The promissory note had a 90-day term. This note is secured by all of the assets of Elite Flight. As of March 31, 2004, this note has been fully repaid by the Company.

            On September 18, 2003 Elite Flight issued a $500,000 promissory note to Cornell. The promissory note had a 53-day term. As of March 31, 2004, this note has been fully repaid by the Company.

            On October 29, 2003, Elite Flight issued a $400,000 promissory note to Cornell. The promissory note has a 62-day term. As of March 31, 2004, this note has been fully repaid by the Company.

            On December 9, 2003, Elite Flight issued a $300,000 promissory note to Cornell. The promissory note has a 41-day term. As of March 31, 2004, this note has been fully repaid by the Company.

            On January 26, 2004, Cornell Capital purchased $890,000 of secured convertible debentures from the Company. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by all of the assets of Elite Flight. The debentures have a two-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. Cornell received a 10% discount from the purchase price of the secured convertible debentures. Cornell purchased the secured convertible debentures from Elite Flight in a private placement. Through March 31, 2004, Cornell has not converted any of these debentures and the Company has not repaid any of these debentures.

            On February 20, 2004, the Company entered into a promissory note payable with Cornell totaling $149,462. At March 31, 2004 the outstanding balance has been satisfied in full and the loan fees have been amortized in full.

            On March 25, 2004, the Company entered into a promissory note payable with Cornell totaling $400,000.

            On March 8, 2004, the Company entered into an operating lease for a Cessna Citation III aircraft for its Florida charter service. The lease term is thirty-six months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 will be $120,000, payments for the fiscal year ended June 30, 2005 will be $360,000, payments for the fiscal year ended June 30, 2006 will be $360,000 and payments for the fiscal year ended June 30, 2007 will be $240,000. A deposit of $60,000 has been paid to the lessor and will be returned to the Company at the end of the lease term. The Company has an option to purchase the aircraft at the end of the lease term for fair market value.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            On October 3, 2003, the Company received a demand letter claiming that the use of the name Elite Flight Solutions infringed on the trade name "Flight Solutions." The Company has been in settlement negotiations with the trademark holder, Flight Solutions, Inc., which involves the Company changing its corporate and trade names over a period of time. The parties are currently reviewing the settlement documents relating to this settlement proposal. There is no payment required by the Company to the claimant under the current settlement proposal, except a nominal amount for the attorney's fees of the claimant relating to the preparation of the settlement documents. No lawsuit has been filed to date. The Company shall not change its corporate name without appropriate shareholder approval.

ITEM 2.  CHANGES IN SECURITIES

            During the three-month period ended March 31, 2004 the Company issued the following unregistered securities.

                                                          SHARES ISSUED           TOTAL

Conversion of convertible compensation debentures,
  shares issued to Cornell Capital Partners                 8,828,711          $   300,000



ITEM 3.  DEFAULT UPON SENIOR SECURITIES

            On August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease was seven months. The obligation to the lessor has been recorded as current note payable. The Company is obligated to purchase the aircraft at the end of the lease term for $3,150,000 and the monthly payment is $100,000. As of March 31, 2004, the Company is in default of the lease and will either deliver the purchase price to the lessor or return the aircraft to the lessor. The Company may be required to make deficiency payments to the lessor.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

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

3.3          Certificate of Incorporation for    Incorporated by reference to
             FlyJets.Biz                         Exhibit 3.3 to Form SB-2 filed
                                                 with the SEC on August 28, 2003

3.4          Bylaws of FlyJets.Biz               Incorporated by reference to
                                                 Exhibit 3.4 to Form SB-2 filed
                                                 with the SEC on August 28, 2003

3.5          Certificate of Incorporation for    Incorporated by reference to
             Air America                         Exhibit 3.5 to Form SB-2 filed
                                                 with the SEC on August 28, 2003

3.6          Bylaws of Networks Alaska, Inc.     Incorporated by reference to
                                                 Exhibit 3.6 to Form SB-2 filed
                                                 with the SEC on August 28, 2003

3.7          Amendment to Certificate of         Incorporate by reference to
             Incorporation                       Exhibit 3.7 to Form 10-QSB filed
                                                 with the SEC on February 18, 2004

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




EXHIBIT NO.  DESCRIPTION                         LOCATION

10.9         Aircraft Lease-Purchase Agreement   Provided herewith
             by and between Thunder Aviaion
             Acquisitions, Inc. and EP
             Aviation, Inc.

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




EXHIBIT NO.  DESCRIPTION                         LOCATION

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

99.16        $400,000 Promissory Note dated      Incorporate by reference to
             October 29, 2003 between            Exhibit 99.16 to Form 10-QSB filed
             Registrant and Cornell Capital      with the SEC on February 18, 2004
             Partners, L.P.

99.17        $300,000 Promissory Note dated      Incorporate by reference to
             December 9, 2003 between            Exhibit 99.17 to Form 10-QSB filed
             Registrant and Cornell Capital      with the SEC on February 18, 2004
             Partners, L.P.

99.18        $890,000 Debenture dated January    Incorporate by reference to
             26, 2004 between Registrant and     Exhibit 99.18 to Form 10-QSB filed
             Cornell Capital Partners, L.P.      with the SEC on February 18, 2004

99.19        Amended and Restated $890,000       Incorporate by reference to
             Secured Debenture Between           Exhibit 99.19 to Form SB-2 filed
             Registrant and Cornell Capital      with the SEC on April 28, 2004
             Partners, LP

99.20        Consulting Agreement dated April    Incorporate by reference to
             15, 2004, between Funding           Exhibit 99.21 to Form SB-2 filed
             Enterprises, Inc. and Elite Flight  with the SEC on April 28, 2004
             Solutions, Inc.

99.21        Consulting Agreement dated April    Incorporate by reference to
             15, 2004 between Global Finance,    Exhibit 99.21 to Form SB-2 filed
             L.L.C. and Elite Fight Solutions,   with the SEC on April 28, 2004
             Inc.

99.22        $149,462 Promissory Note dated      Provided herewith
             February 20, 2004 between
             Registrant and Cornell Capital
             Partners, L.P.

99.23        $400,00 Promissory Note dated       Provided herewith
             March 19, 2004 between Registrant
             and Cornell Capital Partners, L.P.

      (B)   CURRENT REPORT ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 2004:

       None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elite Flight has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ELITE FLIGHT SOLUTIONS

Date:       May 14, 2004         By: /S/ MICHELLE MATHIS
                                     ----------------------------------------
                                     Michelle Mathis
                                     Acting President, Acting Chief Executive
                                     Officer, Acting Principal Accounting
                                     Officer and Director