Form 10KSB
period 2004-06-30
ELITE FLIGHT SOLUTIONS INC
filed 2004-11-19
CIK 1161723

SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NO.
          JUNE 30, 2004                                     333-73286

                                Elite Flight Solutions, Inc.
                                   (Formerly Carcorp USA
          Delaware                      Corporation)             26-0003788
(State or Other Jurisdiction         (Name of Registrant      (I.R.S. Employer
of Incorporation or Organization)      in Our Charter)       Identification No.)

                                                                 Bruce Edwards
      710 Third Street                                          710 Third Street
      Roanoke, VA 24061                                        Roanoke, VA 24061
      (540) 345-3358                                            (540) 345-3358
(Address and telephone number     (Primary Standard          (Name, address and
of Principal Executive Offices   Industrial Classification     telephone number
and Principal Place of Business)       Code Number)        of agent for service)

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Health Express was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     YES                              NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Elite Flight's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year. $4,947,452

Based on the closing sale price on November 5, 2004, the aggregate market value of the voting common stock held by non-affiliates of Elite Flight is $530,635.

As of November 5, 2004 Elite Flight had 379,025,510 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 29, 2002

                                TABLE OF CONTENTS

PART I.........................................................................1
   Forward-Looking Statements..................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
RISK FACTORS...................................................................3
   ITEM 2. DESCRIPTION OF PROPERTY.............................................5
   ITEM 3. LEGAL PROCEEDINGS...................................................5
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................5
PART II........................................................................6
   ITEM 5. MARKET FOR ELITE FLIGHT SOLUTIONS, INC.'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.........................................6
DESCRIPTION OF SECURITIES......................................................7
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................9
   ITEM 7. FINANCIAL STATEMENTS...............................................13
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................13
   ITEM 8A.  CONTROLS AND PROCEDURES..........................................13
PART III......................................................................15
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................15
   ITEM 10. EXECUTIVE COMPENSATION............................................15
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....16
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................17
PART IV.......................................................................18
   ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K............18
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................21
SIGNATURES....................................................................21
EXHIBIT 14.1..............................................................14.1-1
EXHIBIT 31.1..............................................................31.1-1
EXHIBIT 32.1..............................................................32.1-1
FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

                                INTRODUCTORY NOTE

Forward-Looking Statements

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

ITEM 1.  DESCRIPTION OF BUSINESS

      On May 30, 2003, Carcorp USA Corporation, a Delaware corporation ("Carcorp"), which was incorporated in Delaware on February 4, 1999, completed its merger (the "Merger") with Elite Flight Solutions, Inc., a Nevada corporation ("Elite Flight"). Pursuant to the Share Exchange Agreement, as amended, among Carcorp, Elite Flight and the shareholders of Elite Flight (the "Shareholders"), Elite Flight was merged with and into Carcorp, with Carcorp being the surviving corporation and continuing its existence under the laws of the State of Delaware. By virtue of the Merger, all of the issued and outstanding shares of Elite Flight owned by the Shareholders were automatically canceled and the Shareholders received 105,759,297 shares of Carcorp common stock (the "Merger Consideration"). The Merger Consideration was paid to the Shareholders in two (2) traunches. On the date of closing, the Shareholders received 23,502,066 shares of Carcorp common stock. The remaining balance of 82,257,231 shares of common stock was issued to the Shareholders subsequent to an increase in the authorized common stock pursuant to an amendment to the Certificate of Incorporation of Elite Flight.

      Carcorp changed its name effective June 25, 2003 to Elite Flight Solutions, Inc. Elite Flight, prior to the merger, was incorporated in Nevada on November 1, 2002. Elite Flight has one wholly-owned subsidiary, FlyJets.biz, Inc., DBA Optimum Aviation, a Nevada corporation, incorporated on March 5, 2003. Elite Flight also owns controlling interest (51%) of America Air Networks Alaska, Inc., a Nevada corporation, incorporated on July 31, 2003.

      On August 17, 2004, the Company transferred its Federal Aviation Administration AIR CHARTER CERTIFICATE ID - TODA3761 to One World Wide, LLC, which effectively transferred the Company's minimal charter operations, in exchange for the assumption of $105,000 of the Company's debt. The Company is currently considering an acquisition in a completely different industry.

Business Operations

      Elite Flight Solutions Inc. "Elite" is a holding company that does business through its subsidiaries.

Charter And Aircraft Management

      Since its inception in June of 2003, "Elite" operated a charter and aircraft management business through its subsidiary FlyJets.BIZ "FlyJets". The "FlyJets" subsidiary (D/B/A Optimum Aviation, Inc. as of March 2004) produced nominal revenue and ceased operations in September 2004. Management does not intend to re-enter the "charter and aircraft management" business.

American Air Network Alaska Inc.

      Commencing in October of 2003, Elite's subsidiary American Air Network Alaska Inc., "AANA" has been providing air ambulance service to Yukon-Kuskokwin Health Corporation "YKHC". AANA's contract with YKHC goes through September 2008. AANA revenues have been the majority of Elite's revenues for the past twelve (12) months of operations, that ended June 30, 2004.

      Elite intended to, but never generated any revenue in the Business Sectors of Aircraft Acquisition and Sales, Maintenance Fuel, Part Sales, and Contracted Services.

      As of today, the only operating business of Elite is through its majority owned subsidiary, AANA.

Employees

      As of October 14, 2004, Elite had two full time employees. Its subsidiary, AANA, had twenty-six employees.

Industry Overview

      Subsequent to June 30, 2004, the Company's operations were limited to the Alaska air ambulance contract through AANA. The Company does not intend to re-enter the air charter industry.

Intellectual Property

      None.

Government Regulations And Approvals

      We operate in a highly regulated industry. The Federal Aviation Administration Department of Transportation oversees our industry even with our limited operations, solely in Alaska. The sections of the FAA regulations that specifically govern our business are:

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

Risks Related To Our Business

      Elite Flight Has Historically Lost Money And Losses May Continue In The Future

      Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the period from June 30, 2003 through June 30, 2004, we lost $6,036,998. Our accumulated deficit was $6,922,582 at the end of June 30, 2004. Future losses are likely to occur, as we are dependent on spending money to pay for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. Primarily as a result of these recurring losses, our independent registered public accountants modified their report on June 30, 2004 and 2003 financial statements to include an uncertainty paragraph wherein there express substantial doubt about our ability to continue as a going concern.

      Elite Flight is subject to a Going Concern Opinion from its auditors and therefore a possibility exists that Elite Flight may be forced to cease operations.

      In connection with their audit of Elite Flight's financial statements for the year ended June 30, 2004, our independent auditors stated that that there is a substantial doubt about Elite Flight's ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. If Elite Flight is not able to significantly improve its financial situation and its operations, it may be forced to cease operations.

      Elite Flight Will Need To Raise Additional Capital Or Debt Funding To Sustain Operations

      Unless Elite Flight can become profitable, we will require additional capital to sustain operations and we will need access to additional capital or additional debt financing to grow our sales. In addition, as of June 30, 2004, we had a working capital deficit of $3,343,557 and we will have to raise capital to fund the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

      We expect to be able to continue operations for 12 months with the cash currently on hand, the anticipated revenues from our AANA operations and from the Equity Line of Credit provided by Cornell Capital Partners L.P. signed in June 2003.

      We Have A Working Capital Deficit, which means that our Current Liabilities On June 30, 2004 Exceed Our Current Assets.

      On June 30, 2004, our current assets exceeded our current liabilities by $3,343,557. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they come due. If we continue to have a working capital deficit, we will have to raise capital or debt to fund the deficit or we may be forced to cease operations.

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

      We Could Fail To Attract Or Retain Key Personnel

      Our success largely depends on the efforts and abilities of key executives, including Bruce Edwards, our Chief Executive Officer and Interim President. The loss of the services of Mr. Edwards could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Bruce Edwards. We also have other key employees that manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

      Our Limited Operating History Makes It Difficult Or Impossible To Evaluate Our Performance And Make Predictions About Our Future

      Elite Flight has been in business for less than two years. In addition, the Company intends to enter into a new business industry to increase its operations. Based on this limited operating history, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance. While we believe that we have refined our operational systems, there is no assurance that will be successful or well received by potential customers.

      Our Business Is Subject To Extensive Government Regulation

      Aircraft operators, including charter carriers, are subject to extensive regulatory requirements that result in significant costs. For example, the Federal Aviation Administration from time to time issues directives and other regulations relating to the maintenance and operation of aircraft, and compliance with those requirements drives significant expenditures. These requirements cover, among other things, modifications to existing aircraft components, as well as maintenance issues. We expect to continue incurring expenses to comply with these requirements and other FAA regulations mainly related to our Alaska operations.

      Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost our operations or reduce revenues. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect us.

ITEM 2. DESCRIPTION OF PROPERTY

      Our offices are located at 710 Third Street, Roanoke, VA 24061. We have a month-to-month lease and are paying $500 per month.

ITEM 3. LEGAL PROCEEDINGS

      Executive Jet Management, Inc. sued Elite Flight seeking recovery of $19,927.70, plus costs and fees. Executive Jet Management, Inc. and Elite Flight entered into a Mutual Release and Settlement Agreement pursuant to which Elite Flight Solutions, inc. was required to pay Executive Jets $19,927.70. Elite Flight Solutions, Inc. has complied with all terms of the Agreement, including final and full payment to the Plaintiff, and Executive Jet Management, Inc. has released all claims against Elite Flight Solutions, Inc. and executed a Satisfaction of Judgment on September 17, 2004.

      Aviation Charter has filed a lawsuit against Elite Flight Solutions, Inc. in County Court in Hennepin, Minnesota. The suit was served on Elite Flight's registered agent on October 15, 2004. The amount sought is $5,778.19.

      Thunder Aviation Acquisition, Inc. has filed a lawsuit against EP Aviation, Inc. and the Company alleging that EP Aviation and Elite Flight breached a lease agreement relating to a Cessna Citation III aircraft. Thunder Aviation seeks $109,421.73, plus fees, costs and interest in the complaint. The Company has not yet filed its response to the complaint.

      As part of the Company's prior charter operations, on August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease was seven months. The Company is obligated to purchase the aircraft at the end of the lease term for $3,150,000 and the monthly payment is $100,000. As of June 30, 2004, the Company was in default of the lease and the aircraft was repossessed in May 2004. The Company entered into a settlement requiring the Company to pay $225,000 for all of the remaining amounts alleged to be due under the lease. Accordingly, the Company removed the capital lease obligation and recorded a liability of to $225,000 as of June 30, 2004, which is included as part of accrued liabilities. The Company paid the settlement in full on September 21, 2004. Additionally, the Company recorded a loss on the return of the asset totaling $887,473.

      On October 3, 2003, the Company received a demand letter claiming that the use of the name Elite Flight Solutions infringed on the trade name "Flight Solutions." The Company has been in settlement negotiations with the trademark holder, Flight Solutions, Inc., which involves the Company changing its corporate and trade names over a period of time. The Company had been negotiating the settlement documents relating to this settlement proposal. There is no payment required by the Company to the claimant under the current settlement proposal, except a nominal amount for the attorney's fees of the claimant relating to the preparation of the settlement documents. No lawsuit has been filed to date. The Company cannot change its corporate name without appropriate shareholder approval. There have been no communications from this claimant for several months and the settlement agreement has not been consummated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      All stockholders of record of Elite Flight Solutions, Inc., prior to the merger, voted in favor the merger with Carcorp USA Corporation. Subsequent to June 2, 2003, the date of the merger, on November 21, 2003, a majority of the shareholders voted by written consent to amend the Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 2,000,000,000 and to authorize 10,000,000 shares of preferred stock with preferences and rights to be determined by the Board of Directors. No other matters have been submitted to a vote of the shareholders.

                                     PART II

ITEM 5. MARKET FOR ELITE FLIGHT SOLUTIONS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Elite Flight's common stock currently trades on the Over-The-Counter Bulletin Board ("OTC:BB") under the trading symbol "EFLT".

      The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since June 2, 2003, the date of the merger, through November 4, 2004, as reported by the National Quotation Bureau, and represent interweaver quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                       BID PRICES
                                                -----------------------
                                                 HIGH              LOW
                                                ------           ------
    2003
    Second Quarter Beginning June 2, 2003       $0.230           $0.100
    Third Quarter                               $0.240           $0.120
    Fourth Quarter                              $0.155           $0.048

    2004
    First Quarter                               $0.057           $0.017
    Second Quarter                              $0.023           $0.006
    Third Quarter                               $0.006           $0.001
    Fourth Quarter thought November 4, 2004     $0.002           $0.001

      Elite Flight presently is authorized to issue 2,000,000,000 shares of Common Stock with $ 0.001 par value. As of November 5, 2004, there were 1,351 holders of record of Elite Flight's common stock and 379,025,510 shares issued and outstanding.

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

                            DESCRIPTION OF SECURITIES

General

      Elite Flight's authorized capital consists of 2,000,000,000 shares of common stock, par value $0.001 per share. At November 5, 2004, there were 379,025,510 outstanding shares of common stock and no outstanding shares of preferred stock. Set forth below is a description of certain provisions relating to Elite Flight's capital stock. For additional information, please refer to Elite Flight's Articles of Incorporation and By-Laws and the Delaware General Corporate Laws.

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

Preferred Stock

      Elite Flight has 10,000,000 shares of authorized preferred stock. No shares of preferred stock have been issued or are outstanding as of November 4, 2004. The Board of Directors has the authority to establish the rights and preferences of the shares of preferred stock.

Warrants

      Elite Flight has not issued any warrants since inception.

Options

      Elite Flight has not issued any options since inception.

Debentures

      During the period ended June 30, 2003, the Company issued a convertible debenture totaling $250,000 to Cornell Capital Partners, L.P. ("Cornell Capital") secured by all of the property of the Company pursuant to a securities purchase agreement dated June 30, 2003. Upon closing, the Company paid $59,500 (net of amortized expenses of $500) in loan fees and other expenses which were capitalized and reflected as part of "Loan fees related to equity line of credit" and will be expensed over the life of the loan using the straight-line method. On September 8, 2003, the Company received an additional debenture totaling $250,000 to Cornell Capital. According, the Company expensed loan fees totaling $84,000 for the year ended June 30, 2004. The Company recorded interest related to the beneficial conversion feature totaling $1,079 and $169,060 for the period ended November 1, 2003 (Inception) and for the year ended June 30, 2004, respectively. During the twelve months ended June 30, 2004, Cornell Capital converted $500,000 of the debentures into 4,716,088 shares of the Company's common stock.

      During the twelve months ended June 30, 2004 the Company issued an additional debenture for $890,000 and incurred additional loan fees of $89,000. The debenture bears an interest rate of 5.0%. The debenture has a two - year term. The lender has the option of converting this debenture to common stock, at the lower of (i) twenty-five cents ($0.25), or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. During the twelve months ended June 30, 2004, Cornell Capital converted $130,000 of the debenture into 21,780,303 shares of the Company's common stock. The Company also recorded interest related to the beneficial conversion feature totaling $556,225 for the twelve months ended June 30, 2004.

Convertible Compensation Debenture

      In June 2003, pursuant to the Credit Agreement the Company issued a Convertible Compensation Debenture ("Compensation Debenture") to Cornell Capital totaling $590,000. The balance was unsecured, had an interest rate of 5.0%, with principal and interest due June 2006. Additionally, Cornell was entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The Company has accounted for this transaction as a long-term liability and "Unamortized loan fees" which will be amortized over the life of the Credit Agreement. During the twelve months ended June 30, 2004, Cornell converted all of the $590,000 of the Compensation Debenture into 12,262,433 shares of common stock and amortized $29,500 of the loan fees.

      For the year ended June 30, 2003 and for the period through November 4, 2004, the Company had the following issuances of unregistered securities:

      On April 23, 2004, the Company issued 16,000,000 shares of common stock to Funding Enterprises for services equaling $192,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to Oracle Funding LLC for a reduction of $7,000 against the note held by Oracle Funding in the amount of $37,000.

      On August 3, 2004, the Company issued 15,000,000 restricted common shares to Oracle Funding LLC for a reduction of $30,000 against the note held by Oracle Funding in the amount of $37,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to Funding Enterprises LLC for a redution of $7,000 against the note held by Funding Enterprises in the amount of $35,000.

      On August 3, 2004, the Company issued 6,500,000 restricted common shares to Funding Enterprises LLC for a redution of $13,000 against the note held by Funding Enterprises in the amount of $35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to One World LLC for a reduction of $7,000 against the note held by One World in the amount of 35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to One World LLC for a reduction of $7,000 against the note held by One World in the amount of 35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to Global Finance LLC for a reduction of $7,000 against the note held by One World in the amount of 35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to Grey Hawk LLC for a reduction of $7,000 against the note held by One World in the amount of 35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to Great West LLC for a reduction of $7,000 against the note held by One World in the amount of 35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to O.W.W. Clearing LLC for a reduction of $7,000 against the note held by O.W.W. Clearing in the amount of 77,803.

      On August 3, 2004, the Company issued 35,401,500 restricted common shares to O.W.W. Clearing LLC for a reduction of $70,803 against the note held by O.W.W. Clearing in the amount of 77,803.

      Pursuant to the Share Exchange Agreement, the Company issued a total of 88,257,231 trading common shares to the former shareholders of Elite Flight Solutions, Inc., as follow:

           Paradise Run                       58,770,863

           Amber Run                          8,715,207

           Robert Matzig                      4,715,151

           Funding Enterprises                3,575,470

           John Gandy                         4,022,404

           Chip Smith                         1,117,335

           Clint Watt                         446,934

           Kevin West                         446,934

           Jim Dunning                        446,934

      On July 12, 2004, the Company issued 17,000,000 common shares to KMA Capital Partners, Ltd., pursuant to a consulting agreement for marketing services between Elite Flight Solutions, Inc. and KMA Capital Partners, Ltd.

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

      Comprehensive Income. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2004, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

      Fair Value Of Financial Instruments. The carrying amount and estimated fair value of the Company's convertible debenture at June 30, 2004 is as follows:

                                            Carrying              Estimated
                                             Amount              Fair Value
                                          ------------          ------------

           Convertible debenture          $    760,000          $    703,000

The estimated fair value of the Company's long-term liability was based on quoted market rates. The carrying values of all other financial instruments approximate their fair value due to the short-term nature of the instruments.

Financial Condition - Going Concern

      Elite Flight has been in operation for less than two years and has had limited revenue since inception. In addition, Elite Flight is no longer in the air charter business. Elite Flight must successfully expand its business operations and achieve profitability. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no assurance.

Results Of Operations

      For The Fiscal Year Ended June 30, 2003 Compared To The Fiscal Year Ended June 30, 2004

      Revenues

      For the year ended June 30, 2004, Elite had revenues of $4,947,452 compared to revenues of $169,358 for the fiscal year ended June 30, 2004. Substantially all of the revenues for the year ended June 30, 2004 were the result of Elite Flight's subsidiary AANA. The revenues generated for the year ended June 30, 2003 of $169,358 were the result of private charters. Elite is no longer in the charter business therefore the only revenues the Company currently expects going forward will be those generated by its subsidiary AANA.

      Operating Expenses

      Operating Expenses for the year ended June 30, 2004 totaled $9,102,410 compared to $1,053,343 for the year ended June 30, 2003. As a percentage, the operating expenses for June 30, 2004 were 864% higher than they were for June 30, 2003. The reason for this substantial increase is due to AANA air ambulance business that was not in operation for the year ended June 30, 2003.

      Operating expenses in the 2004 period consisted of $1,495,183 in salary, wages and benefits; $1,064,536 in maintenance, materials and repairs; $1,321,656 in fuel expenses; $869,547 in aircraft lease and rental payments; $457,894 in depreciation and amortization; and $3,893,594 in other operating expenses.

      Other Expenses

      Other expenses for the year ended June 30, 2004 totaled $1,882,040 compared to $1,599 for the year ended June 30, 2003, an increase of 1045%. The substantial increase is due to a limited aircraft charter business in 2003 compared to the cost associated with the start up and operation of the air ambulance business in Alaska and the prior charter operations. Interest expenses for period ended June 30, 2004 were $1,043,237 compared to zero for the year ended June 30, 2003. The interest expenses for the year ended June 30, 2004 was a result of financing aircraft and the cost associated with the Company's borrowing under its Equity Line of Credit with Cornell Capital. In the 2004 period, the Company also recognized a loss of $838,803 on the return of an aircraft to the lessor.

      Net Loss

      Elite had a net loss of $6,036,998 for the year ended June 30, 3004 compared to a loss of $885,584 for the year ended June 30, 2003. This increase is related to the Company's air charter operations. This represents a loss per common share of $.04 for the year ended June 30, 2003.

Liquidity And Capital Resources

      As of November 5, 2004, Elite had approximately $400,000 in cash and cash equivalents. The amount of cash is not sufficient to sustain Elite's current business operations and Elite will have to rely on additional issuances of equity under its Credit Agreement with Cornell Capital. There can be no assurance that advances under the Credit Agreement will be adequate. As of June 30, 2004, Elite Flight had a working capital deficit of $3,343,547, which means that our current liabilities exceeded our current assets by $3,343,547. This means that Elite will have to raise capital or debt to fund the deficit or we must be forced to cease operations.

      Net cash used in operating activities during the twelve months period ended June 30, 2004 was $1,904,457 compared to $78,827 for the period from inception (November 1, 2002) through June 30, 2003. The increase was mainly due to the increase in Elite Flight's net loss for the fiscal year ended June 30, 2004.

      Net cash used in investing activities during the year ended June 30, 2004 was $499,838 compared to $25,833 for the 2003 period. The investing activities consisted entirely of the purchase of fixed assets.

      Cash provided from financing activities during the twelve-month period ended June 30, 2004 was $2,546,909 compared to $332,432 for the period from inception (November 1, 2002) through June 30, 2003. The increase for the twelve-month period ended June 30, 2004 was mainly due to the proceeds from notes payable, the issuance of common stock, convertible debentures and stockholders loans.

      Elite Flight received $430,000 in new loans from stockholders during the twelve months ended June 30, 2004. There is no assurance that theses individuals would be willing to make such loans in the future, or if such loans were available, that they would be at terms acceptable to Elite Flight. Management realizes that Elite Flight must ultimately be able to generate sufficient cash flows from the profitable operations of the business to allow it to successfully sustain itself independent of outside capital and loans.

      In June 2003, Cornell Capital entered into a securities purchase agreement with Elite Flight under which Cornell Capital agreed to purchase the total amount of $500,000 in secured convertible debentures. Cornell Capital purchased $250,000 of convertible debentures on June 9, 2003, and purchased $250,000 of secured convertible debentures on September 8, 2003. The debentures were convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) $0.25 or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debenture swerve secured by all of the assets of Elite Flight. The debentures had a five-year term and accrue interest at 5% per year. At maturity, Cornell Capital received a 10% discount from the purchase price of the secured convertible debentures. Cornell Capital purchased the secured convertible debentures from Elite Flight in a private placement. During the twelve month period ended June 30, 2004, Cornell Capital converted $500,000 of the debentures into 4,716,088 shares of the Company's common stock.

      On June 9, 2003, Elite Flight entered into an Equity Line of Credit with Cornell. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $10.0 million. For each shares of common stock purchased under the Equity Line of Credit, Cornell Capital will pay Elite Flight 95% of, or a 5% discount Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital will retain 6% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell Capital received a one-time commitment fee in the form of a compensation debenture in the face amount of $590,000 on June 9, 2003. On August 28, 2003, Elite Flight filed a registration statement registering 78,675,000 shares of common stock in connection with the secured convertible debentures and the Equity Line of Credit, among other shares. On September 16, 2003, the SEC declared the registration statement effective. Through June 30, 2004, Elite Flight has received proceeds totaling $1,853,991 net of offering cost of $178,402, issuing 76,075,259 shares of its common stock. Through June 30, 2004, Cornell Capital converted all of the $590,000 of the compensation debentures into 12,262,433 shares of common stock. Pursuant to a request received from the SEC, the Company filed a Post Effective Amendment to its SB-2 Registration Statement after the Company completed the increase in the authorized shares of Elite Flight's common stock. On April 28, 2004 the Company filed an additional registration statement, registering 403,776,877 shares of common stock under the Equity line of Credit. This registration statement was declared effective on May 13, 2004.

      On September 8, 2003, Elite Flight issued a $175,000 promissory note to Cornell. The promissory note had a 90-day term. This note is secured by all of the assets of Elite Flight. As of June 30, 2004, this note has been fully repaid by the Company.

      On September 18, 2003, Elite Flight issued a $500,000 promissory not to Cornell. The promissory note had a 53-day term. As of June 30, 2004, this note has been fully repaid by the Company.

      On October 29, 2003, Elite Flight issued a $400,000 promissory note to Cornell. The promissory note had a 62-day term. As of June 30, 2004, this note has been fully repaid by the Company.

      On December 9, 2003, Elite Flight issued a $300,000 promissory note to Cornell. The promissory note had a 41-day term. As of June 30, 2004, this note has been fully repaid by the Company.

      On January 26, 2004, Cornell Capital purchased $890,000 of secured convertible debentures from the Company. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by all of the assets of Elite Flight. The debentures have a two-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at conversion price equal to the lower of (i) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the discount from the purchase price of the secured convertible debentures. Cornell Capital purchased the secured convertible debentures from Elite Flight in a private placement. Through June 30, 2004, Cornell Capital has converted $130,000 of these debentures into 21,780,303 common stock.

      On February 20, 2004, the Company issued a promissory note payable to Cornell Capital totaling $149,462. As of June 30, 2004 the outstanding balance was $50,852 and the loan fees have been amortized in full. Subsequent to June 30, 2004, this note was fully paid by the Company.

      On March 25, 2004, the Company issued a promissory note payable to Cornell Capital totaling $400,000. As of June 30, 2004 this note has been fully paid by the Company and the loan fees have been amortized in full.

      On May 17, 2004, the Company issued a promissory note payable to Cornell Capital totaling $100,000. As of June 30, 2004 the outstanding balance was $50,000 and the loan fees have been amortized in full. Subsequent to June 30, 2004, this note was fully paid by the Company.

      On June 4, 2004, the Company issued a promissory note payable to Cornell Capital totaling $200,000. As of June 30, 2004 the outstanding balance was $200,000 and the unamortized loan fees was $8,000.

      On June 28, 2004, the Company issued a promissory note payable to Cornell Capital totaling $100,000. At June 30, 2004 the outstanding balance was $100,000 and the unamortized loan fees was $6,000.

      On March 8, 2004, Thunder Aviation Acquisition, Inc. and EP Aviation, Inc. entered into an operating lease for a Cessna Citation III aircraft for its Florida charter service. The lease term is thirty-six months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 will be $120,000, payments for the fiscal year ended June 30, 2005 will be $360,000, payments for the fiscal year ended June 30, 2007 will be $240,000. A deposit of $60,000 has been paid to the lessor and will be returned to EP Aviation, Inc. at the end of the lease term. Thunder Aviation Acquisition, Inc. has filed a lawsuit against EP Aviation, Inc. and the Company alleging that EP Aviation and Elite Flight breached a lease agreement relating to a Cessna Citation III aircraft. Thunder Aviation seeks $109,421.73, plus fees, costs and interest in the complaint. The Company has not yet filed its response to the complaint.

      From time to time, Elite Flight may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Elite Flight's future capital requirements will depend on many factors including growth of Elite Flight's business, economic conditions and other factors including the results of future operations. If Elite Flight is unable to raise sufficient funds to meet its long-term capital needs, there is a risk that Elite Flight will be required to cease operations.

      The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business operations or whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no assurance.

      The Company estimates it will require $50,000 to $75,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting Company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $50,000 to $75,000, for which it has no source except shareholder loans or borrowing under its equity line of credit agreement which there are no assurances that either will be available.

      The Company does not have capital sufficient to meet the Company's cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months.

      No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Current Accounting Pronouncements

      Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The impact of adoption of this statement is not expected to be significant.

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

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

      (b)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the year ended June 30, 2004, the Company's Principal Executive Officer/Acting Principal Financial Officer (one person) has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      As of November 5, 2003, the directors and executive officers of Elite Flight, their age, positions in Elite Flight, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/
  Executive Officer    Age    Position                    Period Served
-------------------    ---    --------                    -------------

Bruce Edwards          34     Interim President,          August 2004 to Present
                                Chief Executive Officer,
                                and Director

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

      Bruce Edwards, Mr. Edwards is the Chief Executive Officer, Interim President and Sole Director of Elite Flight Solutions, Inc. as of August 2004. Mr. Edwards is a graduate of Virginia Polytechnic Institute and has over 10 years experience with Fortune 500 companies. As a financial analyst for Hyatt Hotels Corporation and an executive for Clear Channel Communications, Mr. Edwards brings both financial and operational experience to Elite.

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

      Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Elite Flight believes that, during the last fiscal year, some Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners have not been complied with or filed timely.

Code Of Ethics

      On November 8, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding the compensation earned by Elite Flight's Chief Executive Officer and each of Elite Flight's most highly compensated executive officers whose aggregate annual salary and bonus for the period June 30, 2003 through June 30, 2004, exceeds $100,000 (the "Named Executive Officers"), with respect to services rendered by such persons to Elite Flight and its subsidiaries.

                                       Summary Compensation Table

                             Annual Compensation              Long-Term Compensation
                        ----------------------------  --------------------------------------
Name and
Principal                                  Other       Restricted   Underlying     Other
Position          Year  Salary   Bonus  Compensation  Stock Awards   Options    Compensation
--------          ----  ------   -----  ------------  ------------   -------    ------------

Bruce Edwards(1)  2004  180,000     --            --            --        --              --

(1) Bruce Edwards joined Elite Flight in August, 2004 and his salary began on September 15, 2004.

Option Grants

      Elite Flight has not granted any stock options nor adopted any stock option plans since inception.

Compensation Of Directors

      Bruce Edwards, Elite Flight's only director, is not separately compensated for serving as a director of Elite Flight.

Employment Agreements

      Elite Flight has not entered into any employment agreements since its inception.

Committees Of The Board Of Directors

      Elite Flight currently does not have any committees of its Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect of the beneficial ownership as of November 5, 2004 for any person who is known to Elite Flight to be the beneficial owner of more than 5% of Elite Flight's common stock.

Security Ownership of Certain
Beneficial Owners
                                                   Amount and
                                                   Nature of
                           Name and                Beneficial      Percentage of
Title of Class     Address of Beneficial Owner     Ownership         Class (1)
--------------     ---------------------------     ---------         ---------

Common             O.W.W. Clearing, LLC            38,901,500            10.26%
                   2033 Main Street
                   Sarasota, Fl 34237

Common             Paradise Run LLC                75,562,877            19.94%
                   2033 Main Street
                   Sarasota, FL 34237

(1) Applicable percentage of ownership is based on 379,025,510 shares of common stock outstanding as of November 5, 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of November 5, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Securities Authorized For Issuance Under Equity Compensation Plan

      The following table sets forth the securities that have been authorized under equity compensation plans as of June 30, 2004.

                                                                                                    NUMBER OF
                                                                                                    SECURITIES
                                                                                                    REMAINING
                                                                                                  AVAILABLE FOR
                                                                 NUMBER OF                       FUTURE ISSUANCE
                                                               SECURITIES TO                       UNDER EQUITY
                                                              BE ISSUED UPON   WEIGHTED-AVERAGE    COMPENSATION
                                                                EXERCISE OF     EXERCISE PRICE        PLANS
                                                                OUTSTANDING     OF OUTSTANDING      (EXCLUDING
                                                                 OPTIONS,          OPTIONS,         SECURITIES
                                                               WARRANTS AND      WARRANTS AND      REFLECTED IN
                                                                  RIGHTS            RIGHTS         COLUMN (a))
                                                              --------------   ---------------   ---------------
                                                                    (a)              (b)               (c)

Equity compensation plans approved by security holders                   0       $      --                 0
Equity compensation plans not approved by security holders               0               0                 0
                                                              --------------   ---------------   ---------------
TOTAL                                                                    0               0                 0
                                                              ==============   ===============   ===============

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Elite Flight has not given anything of value to, or received anything of value from, any promoter since inception.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a)   Documents Filed As Part Of This Report:

      See Index to Consolidated Financial Statements attached, which are filed as part of this report.

      (b)   Reports On Form 8-K:

      No Form 8-K (or amendment to Form 8-K) was filed during the 4th quarter of the fiscal year.

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

3.3                 Certificate of Incorporation for FlyJets.Biz         Incorporated by reference to Exhibit 3.3 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

3.4                 Bylaws of FlyJets.Biz                                Incorporated by reference to Exhibit 3.4 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

3.5                 Certificate of Incorporation for Air America         Incorporated by reference to Exhibit 3.5 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

3.6                 Bylaws of Networks Alaska, Inc.                      Incorporated by reference to Exhibit 3.6 to
                                                                         Form SB-2 filed with the SEC on August 28, 2003

3.7                 Amendment to Certificate of Incorporation            Incorporate by reference to Exhibit 3.7 to Form
                                                                         10-QSB filed with the SEC on February 18, 2004

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

Exhibit No.         Description                                          Location
10.6                Assignment Agreement dated July 30, 2003 between     Incorporated by reference to Exhibit 10.6 to
                    Yukon-Kuskokwim Health Corporation, American Air     Form SB-2 filed with the SEC on August 28, 2003
                    Network, Inc. and American Air Network Alaska, Inc.

10.7                Agreement between American Air Network, Inc. and     Incorporated by reference to Exhibit 10.7 to
                    registrant                                           Form SB-2 filed with the SEC on August 28, 2003

10.8                Aircraft Lease dated September 29, 2003 between      Incorporated by reference to Exhibit 10.8 to
                    Delta Romeo, Inc., American Air Network Alaska,      Form 10-QSB filed with the SEC on November 14,
                    Inc. and Elite Flight Solutions, Inc.                2003

10.9                Aircraft lease dated March 8, 2004 between           Incorporated by reference to Exhibit 10.9 to
                    Registered and Thunder Aviation, Inc.                Form 10-QSB filed with the SEC on May 17, 2004

14.1                Code of Ethics                                       Provided herewith

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

Exhibit No.         Description                                          Location
99.8                Escrow Agreement dated June 9, 2003 among the        Incorporated by reference to Exhibit 99.8 to
                    Registrant, the Buyers, and Butler Gonzalez, LLP     Form SB-2 filed with the SEC on August 28, 2003

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

99.16               $400,000 Promissory Note dated October 29, 2003      Incorporate by reference to Exhibit 99.16 to Form
                    between Registrant and Cornell Capital Partners,     10-QSB filed with the SEC on February 18, 2004
                    L.P.

99.17               $300,000 Promissory Note dated December 9, 2003      Incorporate by reference to Exhibit 99.17 to Form
                    between Registrant and Cornell Capital Partners,     10-QSB filed with the SEC on February 18, 2004
                    L.P.

99.18               $890,000 Debenture dated January 26, 2004 between    Incorporate by reference to Exhibit 99.18 to Form
                    Registrant and Cornell Capital Partners, L.P.        10-QSB filed with the SEC on February 18, 2004

99.19               Amended and Restated $890,000 Secured Debenture      Incorporate by reference to Exhibit 99.19 to Form
                    Between Registrant and Cornell Capital Partners, LP  SB-2 filed with the SEC on April 28, 2004

99.20               Consulting Agreement dated April 15, 2004, between   Incorporate by reference to Exhibit 99.21 to Form
                    Funding Enterprises, Inc. and Elite Flight           SB-2 filed with the SEC on April 28, 2004
                    Solutions, Inc.

99.21               Consulting Agreement dated April 15, 2004 between    Incorporate by reference to Exhibit 99.21 to Form
                    Global Finance, L.L.C. and Elite Fight Solutions,    SB-2 filed with the SEC on April 28, 2004
                    Inc.

Exhibit No.         Description                                          Location
99.22               $149,462 Promissory Note dated February 20, 2004     Incorporated by reference to Exhibit 99.22 to
                    between Registered and Cornell Capital Partners,     Form 10-QSB filed with the SEC on May 17, 2004
                    L.P.

99.23               $400,00 Promissory Note dated March 25, 2004         Incorporated by reference to Exhibit 99.23 to
                    between Registered and Cornell Capital Partners,     Form 10-QSB filed with the SEC on May 17, 2004
                    L.P.

99.24               Consulting Agreement with KMA Capital Partners,      Provided herewith
                    Ltd.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Company paid L.L. Bradford & Company, LLC, $42,000 in fees for auditing work, services related to the SEC Registration Statement on Form SB-2, and quarterly reviews on SEC Forms 10-QSB. The Company paid L.L. Bradford & Company, LLC, $0 for tax work. The audit committee had pre-approved all work to be done by L.L. Bradford & Company, LLC, which included audit work, registration statement services, quarterly reviews on SEC Forms 10-QSB and tax work.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elite Flight has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ELITE FLIGHT SOLUTIONS


Date:    November 18, 2004     By: /s/ Bruce Edwards
                               -------------------------------------------------
                               Bruce Edwards
                               Acting President, Acting Chief Executive Officer,
                               Acting Principal Accounting Officer and Director

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

       (WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS THEREON)

                                TABLE OF CONTENTS

                                                                  Page No.

Report of Independent Registered Public Accountants                    F-3

  Consolidated Financial Statements

  Consolidated Balance Sheet                                     F-4 - F-5

  Consolidated Statement of Operations                                 F-6

  Consolidated Statement of Stockholders' Deficit               F-7 - F-10

  Consolidated Statement of Cash Flows                         F-11 - F-12

Notes to Consolidated Financial Statements                     F-13 - F-22

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Elite Flight Solutions, Inc.
Formerly Carcorp USA Corporation
Sarasota, Florida

      We have audited the accompanying consolidated balance sheet of Elite Flight Solutions, Inc., formerly Carcorp USA Corporation, as of June 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended June 30, 2004, and for the period from November 1 (Inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Flight Solutions, Inc., formerly Carcorp USA Corporation, as of June 30, 2004, and the consolidated results of its operations and cash flows for the year ended June 30, 2004, and for the period from November 1, 2003 (Inception) through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ L.L. Bradford & Company, LLC
----------------------------------------------
L.L. Bradford & Company, LLC Las Vegas, Nevada
September 24, 2004

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

                                      ASSETS                   June 30,
                                                                  2004
                                                            ------------

Current Assets
  Cash                                                      $    370,386
    Accounts receivable, net of allowance
    For doubtful accounts                                        104,383
  Other current assets                                             9,931
                                                            ------------
      Total Current Assets                                       484,700

Fixed Assets
  Aircraft equipment                                           2,300,507
  Office equipment                                                61,056
  Office furniture                                                51,539
                                                            ------------
                                                               2,413,102
  Less:  Accumulated depreciation                                103,236
                                                            ------------
      Total, at cost                                           2,309,866

Other Assets                                                     331,510
                                                            ------------

      Total Assets                                          $  3,126,076
                                                            ============


           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

LIABILIITES AND STOCKHOLDERS' DEFICIT                               June 30,
                                                                      2004
                                                                ------------
Current Liabilities
  Accounts payable                                              $    513,864
  Accrued expenses and other current liabilities                     359,554
  Unearned revenue                                                   443,000
  Notes payable                                                      550,655
  Capital lease obligation                                         1,873,278
  Stockholder loan payable                                            87,906
                                                                ------------
    Total Current Liabilities                                      3,828,257

Long-term Liabilities
  Convertible compensating debenture                                      --
  Convertible debenture                                              760,000
                                                                ------------
    Total Long-term Liabilities                                      760,000

    Total Liabilities                                              4,588,257

Commitments and contingencies                                             --

Stockholders' Deficit
  Preferred stock; $0.001 par value; 10,000,000 Shares
    authorized, no shares issued and Outstanding.
  Common stock;$.001 par value, 2,000,000,000 Shares
    authorized, 259,394,413 shares
    issued And  _____ shares outstanding                             259,394
  Additional paid-in capital                                       5,590,611
  Loan fees related to equity line of credit                       (389,604)
  Treasury stock                                                          --
  Accumulated deficit                                            (6,922,582)
                                                                ------------

    Total Stockholders' Deficit                                $ (1,462,181)

    Total Liabilities and Stockholders' Deficit                $   3,126,076
                                                               =============

           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE YEAR ENDED JUNE 30, 2004 AND THE PERIOD FROM NOVEMBER 1, 2002
                        (INCEPTION) THROUGH JUNE 30, 2003

                                                                                  From Inception
                                                                                   (Nov. 1, 2002)
                                                                June 30,            To June 30,
                                                                 2004                    2003
                                                        --------------------    --------------------
Revenues                                                $          4,947,452    $            169,358

Operating Expenses:
  Salaries, wages and benefits                                     1,495,183                  25,522
  Maintenance materials and repairs                                1,064,536                      --
  Fuel expense                                                     1,321,656                  25,565
  Aircraft lease and rental                                          869,547                 132,235
  Depreciation & amortization                                        457,894                     992
  Other operating expenses                                         3,893,594                 869,029
                                                        --------------------    --------------------
    Total operating expenses                                       9,102,410               1,053,343

  Loss from operations                                            (4,154,958)               (883,985)

Other Expenses:
  Interest expense                                                 1,043,237                      --
  Loss on return of aircraft                                         838,803                      --
  Other                                                                   --                   1,599
                                                        --------------------    --------------------

Loss before provision for income taxes                            (6,036,998)               (885,584)

Provision for Income Taxes                                                --                      --
                                                        --------------------    --------------------

Net Loss                                                $         (6,036,998)   $           (885,584)
                                                        ====================    ====================

Loss per common share - basic and diluted               $              (0.05)   $              (0.04)
                                                        ====================    ====================
Weighted average common shares outstanding -
  Basic and diluted                                              126,009,245              24,782,114
                                                        ====================    ====================

           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
      FOR THE YEAR ENDED JUNE 30, 2004 AND THE PERIOD FROM NOVEMBER 1, 2002
                        (INCEPTION) THROUGH JUNE 30, 2003

                                                                                   ADDITIONAL
                                                          COMMON       STOCK        PAID-IN      UNAMORTIZED
                                                          SHARES       AMOUNT       CAPITAL      LOAN FEES
                                                        ----------   ----------   ----------    ----------

Balance, November 1, 2002 (Inception)                           --   $       --   $       --    $       --

Issuance of common stock to founders for services       23,502,066       23,502      160,548            --

Issuance of common stock and receipt of treasury
  stock through merger with Carcorp, USA, Corporation   11,751,033       11,751       (1,751)           --

Issuance of common stock for services                    3,000,000        3,000      552,000            --

Beneficial conversion feature related to convertible
  debenture                                                     --           --        1,079            --

Loan fees related to Equity Line of Credit                      --           --           --      (590,000)

Loan fees related to convertible debenture                      --           --           --       (60,000)

Amortization of loan fees related to convertible
  debenture                                                     --           --           --           500

Net loss                                                        --           --           --            --
                                                        ----------   ----------   ----------    ----------
Balance, June 30, 2003                                  38,253,099       38,253      711,876      (649,500)

           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
      FOR THE YEAR ENDED JUNE 30, 2004 AND THE PERIOD FROM NOVEMBER 1, 2002
                        (INCEPTION) THROUGH JUNE 30, 2003

                                                                                             ADDITIONAL
                                                            COMMON            STOCK           PAID-IN           UNAMORTIZED
                                                            SHARES           AMOUNT           CAPITAL            LOAN FEES
                                                       ---------------   ---------------   ---------------    ---------------
Issuance of common stock for services                       24,050,000            24,050         1,506,451                 --

Issuance of Common Stock to founders related to
  merger with Carcorp USA                                   82,257,231            82,257           (82,257)                --

Conversion of convertible debenture and convertible
  compensation debenture into common stock                  38,758,824            38,759         1,181,241                 --

Issuance of Common Stock for cash related to equity
  line of credit, net of offering costs of $107,298         76,075,259            76,075         1,852,915                 --

Beneficial conversion feature related to convertible
  debentures                                                        --                --           725,385                 --

Loan fees related to convertible debenture                          --                --                --           (114,000)

Loan fees related to notes payable                                  --                --                --           (146,468)

Amortization of loan fees related to equity line of
  credit                                                            --                --          (295,000)           295,000

Amortization of loan fees related to convertible
  debentures and notes payable                                      --                --                --            225,364

Cancellation of treasury stock                                      --                --           (10,000)                --

Net loss                                                            --                --                --                 --
                                                       ---------------   ---------------   ---------------    ---------------
Balance, June 30, 2004                                     259,394,413   $       259,394   $     5,590,611    $      (389,604)
                                                       ===============   ===============   ===============    ===============

           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
      FOR THE YEAR ENDED JUNE 30, 2004 AND THE PERIOD FROM NOVEMBER 1, 2002
                        (INCEPTION) THROUGH JUNE 30, 2003

                                                                             ACCUMULATED       STOCKHOLDERS
                                                         TREASURY STOCK        DEFICIT            DEFICIT
                                                        ---------------    ---------------    ---------------

Balance, November 1, 2002 (Inception)                   $            --    $            --    $            --

Issuance of common stock to founders for services                    --                 --            184,050

Issuance of common stock and receipt of treasury
  stock through merger with Carcorp, USA, Corporation           (10,000)                --                 --

Issuance of common stock for services                                --                 --            555,000

Beneficial conversion feature related to convertible
  debenture                                                          --                 --              1,079

Loan fees related to Equity Line of Credit                           --                 --           (590,000)

Loan fees related to convertible debenture                           --                 --            (60,000)

Amortization of loan fees related to convertible
  debenture                                                          --                 --                500

Net loss                                                             --           (885,584)          (885,584)
                                                        ---------------    ---------------    ---------------
Balance, June 30, 2003                                          (10,000)          (885,584)          (794,955)

           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
      FOR THE YEAR ENDED JUNE 30, 2004 AND THE PERIOD FROM NOVEMBER 1, 2002
                        (INCEPTION) THROUGH JUNE 30, 2003

                                                                             ACCUMULATED       STOCKHOLDERS
                                                          TREASURY STOCK       DEFICIT            DEFICIT
                                                         ---------------   ---------------    ---------------

Issuance of common stock for services                                 --                --          1,530,501

Issuance of Common Stock to founders related to merger
  with Carcorp USA                                                    --                --                 --

Conversion of convertible debenture and convertible
  compensation debenture into common stock                            --                --          1,220,000

Issuance of Common Stock for cash related to equity
  line of credit, net of offering costs of $107,298                   --                --          1,928,990

Beneficial conversion feature related to convertible
  debentures                                                          --                --            725,385

Loan fees related to convertible debenture                            --                --           (114,000)

Loan fees related to notes payable                                    --                --           (146,468)

Amortization of loan fees related to equity line of
  credit                                                              --                --                 --

Amortization of loan fees related to convertible
  debentures and notes payable                                        --                --            225,364

Cancellation of treasury stock                                    10,000                --

Net loss                                                              --        (6,036,998)        (6,036,998)
                                                         ---------------   ---------------    ---------------
Balance, June 30, 2004                                   $            --   $    (6,922,582)   $    (1,462,181)
                                                         ===============   ===============    ===============

           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE YEAR ENDED JUNE 30, 2004 AND THE PERIOD FROM NOVEMBER 1, 2002
                        (INCEPTION) THROUGH JUNE 30, 2003

                                                                                 June 30, 2004      June 30, 2003
                                                                                ---------------    ---------------
Cash flows from operating activities:
  Net loss                                                                      $    (6,036,998)   $      (885,584)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                       457,894                992
    Beneficial conversion feature of debenture                                          725,385              1,079
    Stock based compensation                                                          1,530,501            739,050
    Loss on return of aircraft                                                          838,803
  Changes in operating assets and liabilities:
    Change in accounts receivable                                                       (64,187)           (40,196)
    Change in other current assets                                                       (9,931)                --
    Change in other assets                                                             (314,470)           (17,040)
    Change in accounts payable                                                          400,521            113,343
    Change in accrued expenses and other current liabilities                            125,025              9,529
    Change in unearned revenue                                                          443,000                 --
                                                                                ---------------    ---------------
      Net cash used by operating activities                                          (1,904,457)           (78,827)

Cash flows from investing activities:
  Purchases of fixed assets                                                            (499,838)           (25,833)
                                                                                ---------------    ---------------
Net cash used by investing activities                                                  (499,838)           (25,833)
                                                                                ---------------    ---------------
Cash flows from financial activities:
  Proceeds from notes payable                                                         2,646,747            144,000
  Principal payments on notes payable                                                (2,208,524)           (31,568)
  Principal payments on capital lease obligations                                      (757,742)                --
  Net change in due to stockholder                                                       57,906             30,000
  Proceeds from convertible debentures                                                1,140,000            250,000
  Issuance of common stock for cash                                                   1,928,990                 --
  Loan fees relating to notes payable                                                  (146,468)                --
  Loan fees relating to convertible debenture                                          (114,000)           (60,000)
                                                                                ---------------    ---------------
      Net cash provided by financing activities                                       2,546,909            332,432

Net increase in cash                                                                    142,614            227,772

Cash, at beginning of period                                                            227,772                 --
                                                                                ---------------    ---------------
Cash, at end of period                                                          $       370,386    $       227,772
                                                                                ===============    ===============

           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE PERIOD FROM JULY 1, 2003 THROUGH JUNE 30, 2004 AND
     FOR THE PERIOD FROM NOVEMBER 1, 2002 (INCEPTION) THROUGH JUNE 30, 2003

                                                                                            June 30 2004    June 30, 2003
                                                                                          ---------------   ---------------
Supplemental disclosure of financing activities: cash during the period for:

Income taxes paid                                                                         $            --   $            --
                                                                                          ===============   ===============
Interest                                                                                  $     1,070,289   $            --
                                                                                          ===============   ===============
Supplemental disclosure of non-cash investing and financing activities:
                                                                                          ===============   ===============
Reduction in capital lease obligation through return of aircraft                          $     3,150,000   $            --
                                                                                          ===============   ===============
Assumption of capital lease obligations                                                   $     5,781,020   $            --
                                                                                          ===============   ===============
Assumption of accrued liability for settlement of capital lease obligation                $       225,000   $            --
                                                                                          ===============   ===============
Issuance of 38,758,824 shares of common stock for conversion of convertible
  debentures and convertible compensation debenture                                       $     1,220,000   $            --
                                                                                          ===============   ===============
Return of treasury stock                                                                  $        10,000   $            --
                                                                                          ===============   ===============
Amortization of loan fees related to equity line of credit                                $       295,000   $            --
                                                                                          ===============   ===============
Issuance of convertible compensation debenture in exchange for loan fees related to
  equity line of credit                                                                   $            --   $       590,000
                                                                                          ===============   ===============

           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Elite Flight Solutions, Inc., formerly Carcorp USA Corporation ("Carcorp"), was incorporated in the state of Delaware on February 4, 1999 as Hydrox Sales Corp. Pursuant to an agreement dated January 26, 2001, and amended on November 8, 2001, Carcorp acquired Carcorp USA, Inc. ("Carcorp Inc."), a Florida corporation in a transaction accounted for as a reverse merger. Carcorp issued 15,000,000 shares of its common stock for all of the issued and outstanding common stock of Carcorp Inc. In December 2002, Carcorp Inc. lost the only funding source with Citicapital, formerly European American Bank ("Citi"), for it's vehicle leasing activities and was unable to obtain any other funding sources. Furthermore, Citi confiscated all leased vehicles returned to and/or repossessed by Carcorp, which was financed by Citi. As a result of the foregoing factors, Carcorp discontinued its vehicle leasing activities as of December 31, 2002. As a result of the discontinued operations of the Carcorp's vehicle leasing activities, Carcorp's only activity was maintaining its corporate affairs. On May 30, 2003, Carcorp sold the remaining net assets and liabilities to its Chief Executive Officer and majority stockholder in exchange for 10,000,000 shares of common stock in Carcorp, which he owned. The 10,000,000 shares of common had been recorded as treasury stock at par value totaling $10,000 until the shares were cancelled.

Pursuant to an agreement dated February 4, 2003, and amended on May 30, 2003, Carcorp, a non-operating public shell company with no operations, nominal net assets, 21,751,033 shares of common stock issued, 11,751,033 shares of common stock outstanding and 10,000,000 shares of treasury stock, merged with Elite Flight Solutions, Inc. ("Elite"), a privately-held operating Nevada corporation, in a transaction accounted for as a reverse merger. In order for Elite to properly account for the issued and outstanding shares of common stock, Elite was subject to a 1-for-7.83 reverse stock split contemporaneously with the merger. Accordingly, the accompanying consolidated financial statements have been retroactively restated to reflect the 1-for-7.83 reverse stock split as if such reverse stock split occurred as of Elite's date of inception. Carcorp issued 23,502,066 shares of its common stock for all of the issued and outstanding common stock of Elite. Another 82,257,231 shares were issued on December 3, 2003 subsequent to an increase in the authorized common stock pursuant to an amendment to the certificate of incorporation. As a result, Elite's former stockholders exercised control over Carcorp. The accounting for the merger is identical to that resulting from a reverse merger, except no goodwill or other intangible assets are recorded. Accordingly, these financial statements are the historical financial statements of Elite (hereafter referred to as the "Company").

On March 5, 2003, the Company formed a wholly owned subsidiary, FlyJets.biz, Inc. ("FlyJets") (a Nevada Corporation). The results of operations have been included in the financial results of the Company. Elite and its wholly owned subsidiary, FlyJets.biz, Inc. provided aircraft leasing, charter and related services. On May 18, 2004, the Company changed the name of FlyJets.biz to Optimum Aviation, Inc. ("Optimum"). Optimum has ceased operations.

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Amended Certificate of Incorporation - In November 2003, a Certificate of Amendment to the Certificate of Incorporation changed the number of authorized shares of common stock from 100,000,000 to 2,000,000,000. Further the Certificate of Amendment to the Certification of Incorporation authorized 10,000,000 shares of preferred stock, with preferences and rights to be set by the Board of Directors.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary, FlyJets.biz, Inc., which is wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has incurred a net loss of approximately $6,037,000 for the year ended June 30, 2004. The Company's current liabilities exceed its current assets by approximately $3,444,000 as of June 30, 2004. The Company's net cash used from operating activities approximated $1,904,000 during the year ended June 30, 2004.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to seek out other business operations. The Company intends to seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COMPREHENSIVE INCOME - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2004, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of June 30 2004, the Company has available net operating loss carryovers that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

The Company granted no warrants or options to employees for compensation for the year ended June 30, 2004 or from the period from November 1 (Inception) through June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company has adopted the disclosure only provisions of SFAS No. 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount and estimated fair value of the Company's convertible debenture at June 30, 2004 is as follows:

                                       Carrying          Estimated
                                        Amount           Fair Value
                                      ----------        ----------

       Convertible debenture          $  760,000        $  703,000

The estimated fair value of the Company's long-term liability was based on quoted market rates. The carrying values of all other financial instruments approximate their fair value due to the short-term nature of the instruments.

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENTS - Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - OTHER ASSETS

As of June 30, 2004, other assets totaling $331,510 consists of the following:

Deposit related to the agreement to rent office space and 2 hangers for operations       $   22,365

Employee advances                                                                             7,500

Deposit related to the agreement to lease two Lear Jet aircraft                             106,000

Deposit related to the agreement to lease a Citation Jet aircraft                            90,000

Aircraft operating certificate                                                              105,645
                                                                                        -----------

                                                                                        $   331,510
                                                                                        ===========

NOTE 4 - NOTES PAYABLE

As of June 30, 2004, notes payable consist of the following:

Loans payable to three entities totaling $77,803, $37,000 and $35,000.  The loans are unsecured,
  non-interest bearing and payable on demand                                                                    $   149,803

Promissory notes from Cornell Capital Partners, LLP, unsecured, bearing an interest rate of 5%.                      50,852

Promissory notes from an Cornell Capital Partners, LLP, unsecured, bearing an interest rate of 12%, and
  maturing in July, 2004                                                                                             50,000

Promissory note from an Cornell Capital Partners, LLP, unsecured, bearing an interest rate of 12%, and
  maturing in September, 2004                                                                                       200,000

Promissory note from an Cornell Capital Partners, LLP, unsecured, bearing an interest rate of 12%, and
  maturing in October, 2004                                                                                         100,000
                                                                                                                -----------
                                                                                                                $   550,655
Less:  amounts due within one year                                                                                  550,655
                                                                                                                -----------
Long-term portion of note payable                                                                               $        --
                                                                                                                ===========

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDER LOAN PAYABLE

As of June 30, 2004, the Company owes $45,000 to a stockholder. The loan is unsecured, non-interest bearing, and payable upon demand.

NOTE 6 - CONVERTIBLE DEBENTURE

During the period ended June 30, 2003, the Company issued a convertible debenture totaling $250,000 to Cornell Capital Partners, L.P. secured by all of the property of the Company pursuant to a securities purchase agreement in June 2003. Upon closing, the Company paid $59,500 (net of amortized expense of $500) in loan fees and other expenses which were capitalized and reflected as part of "Loan fees related to equity line of credit" and will be expensed over the life of the loan using the straight-line method. During the year ended June 30, 2004, the Company issued a second convertible debenture totaling $250,000 and incurred additional loan fees totaling $25,000. During the year ended June 30, 2004, the Company converted these two debentures into 4,716,088 shares of the Company's common stock. According, the Company expensed loan fees totaling $84,000 for the year ended June 30, 2004. The Company recorded interest related to the beneficial conversion feature totaling $1,079 and $169,060 for the period ended November 1, 2003 (Inception) and for the year ended June 30, 2004, respectively.

      During the twelve months ended June 30, 2004 the Company issued an additional debenture for $890,000 and incurred additional loan fees of $89,000. The debenture bears an interest rate of 5.0%. The debenture has a two-year term. The lender has the option of converting this debenture to common stock, at the lower of a) twenty -five cents ($0.25), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. During the twelve months ended June 30, 2004, Cornell Capital Partners, L.P. converted $130,000 of the debenture into 21,780,303 shares of the Company's common stock. The Company also recorded interest related to the beneficial conversion feature totaling $556,225 for the twelve months ended June 30, 2004.

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

For the year ended June 30, 2004, the Company issued 76,075,259 for cash totaling $1,928,990, net of offering costs of $107,298.

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE COMPENSATION DEBENTURE

In June 2003, pursuant to the Credit Agreement, as discussed in Note 7, the Company issued a Convertible Compensation Debenture ("Compensation Debenture") to Cornell totaling $590,000. The balance was unsecured, had an interest rate of 5.0%, with principal and interest due June 2006. Additionally, Cornell was entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The Company has accounted for this transaction as a long-term liability and "Unamortized loan fees" which will be amortized over the life of the Credit Agreement. During the twelve months ended June 30,2004, Cornell converted all of the $590,000 of the Compensation Debenture into 12,262,433 shares of common stock and the Company amortized $295,000 of the loan fees.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

On September 29, 2003, the Company entered into a capital lease for a Cessna Citation II aircraft for its Alaska air ambulance service contract. The term of the lease is twelve months. The Company is obligated to purchase the aircraft at the end of the lease term for $1,880,000 and the monthly payment is $20,000.

The future minimum lease payments required under capital lease obligations as of June 30, 2004, are as follows:

     2004                                                 $    40,000
     2004 Final payment due on 9/29/2004                    1,880,000
                                                          -----------
                                                          $ 1,920,000
     Less: amount representing interest                        46,721
                                                          -----------
     Principal due                                        $ 1,873,278
                                                          ===========

NOTE 10 - CAPITAL STOCK

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

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS ON RETURN OF AIRCRAFT

On August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease was seven months. The Company is obligated to purchase the aircraft at the end of the lease term for $3,150,000 and the monthly payment is $100,000. As of June 30, 2004, the Company was in default of the lease and the aircraft was repossessed in May 2004. As discussed in Note 15, the Company negotiated a settlement of $225,000 for all remaining amounts alleged to be owed under the lease. Accordingly, the Company removed the capital lease obligation and recorded a liability of to $225,000 as of June 30, 2004, which is included as part of accrued liabilities. On September 21, 2004, the Company paid the settlement amount in full. Additionally, the Company recorded a loss on the return of the asset totaling $838,803.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On September 22, 2003, the Company entered into an operating lease for two Lear Jet 35A aircraft for its Alaska air ambulance service contract (see Note 13). The lease term is eighteen months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 will be $280,000 and payments for the fiscal year ended June 30, 2005 will be $224,000. A deposit of $84,000 and an MSP reserve of $22,000 have been paid to the lessor and will be returned to the Company at the end of the lease term.

On March 8, 2004, EP Aviation entered into an operating lease for a Cessna Citation III aircraft for its Florida charter service. The lease term is thirty-six months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 will be $120,000, payments for the fiscal year ended June 30, 2005 will be $360,000, payments for the fiscal year ended June 30, 2006 will be $360,000 and payments for the fiscal year ended June 30, 2007 will be $240,000. A deposit of $60,000 has been paid to the lessor and will be returned to the Company at the end of the lease term. Thunder Aviation Acquisition, Inc. has filed a lawsuit against EP Aviation, Inc. and the Company alleging that EP Aviation and Elite Flight breached a lease agreement relating to a Cessna Citation III aircraft. Thunder Aviation seeks $109,421.73, plus fees, costs and interest in the complaint. The Company has not yet filed its response to the complaint.

FlyJets.Biz, Inc., (changed to Optimum Aviation Inc.) a wholly owned subsidiary of the Company, leased a hangar and offices at Sarasota/Bradenton International Airport commencing May 1, 2003 for a 36 -month term. Additionally, FlyJets.Biz, Inc. leased an additional hangar at the same location commencing July 1, 2003 for a 36 -month term. The Lease has been mutually terminated.

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONTRACT

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

During June 2004, the Company received an advance payment for the monthly minimum payment of $443,000 required under the contract. Accordingly, the Company recorded unearned revenue for this amount as of June 30, 2004.

NOTE 14 - LEGAL PROCEEDINGS

Executive Jet Management, Inc. sued Elite Flight seeking recovery of $19,927.70, plus costs and fees. Executive Jet Management, Inc. and Elite Flight entered into a Mutual Release and Settlement Agreement pursuant to which Elite Flight Solutions, inc. was required to pay Executive Jets $19,927.70. Elite Flight Solutions, Inc. has complied with all terms of the Agreement, including final and full payment to the Plaintiff, and Executive Jet Management, Inc. has released all claims against Elite Flight Solutions, Inc. and executed a Satisfaction of Judgment on September 17, 2004.

Aviation Charter has filed a lawsuit against Elite Flight Solutions, Inc. in County Court in Hennepin, Minnesota. The suit was served on Elite Flight's registered agent on October 15, 2004. The amount sought is $5,778.19.

Thunder Aviation Acquisition, Inc. has filed a lawsuit against EP Aviation, Inc. and the Company alleging that EP Aviation and Elite Flight breached a lease agreement relating to A Cessna Citation III aircraft. Thunder Aviation seeks $109,421.73, plus fees, costs and interest in the complaint. The company has not yet filed its response to the complaint.

As part of the Company's prior charter operations, on August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease was seven months. The Company is obligated to purchase the aircraft at the end of the lease term for $3,150,000 and the monthly payment is $100,000. As of June 30, 2004, the Company was in default of the lease and the aircraft was repossessed in May 2004. The Company entered into a settlement requiring the Company to pay $225,000 for all of the remaining amounts alleged to be due under the lease. Accordingly, the Company removed the capital lease obligation and recorded a liability of $225,000 as of June 30, 2004, which is included as part of accrued liabilities. The Company paid the settlement in full on September 21, 2004. Additionally, the Company recorded a loss on the return of the asset totaling $887,473.

On October 3, 2003, the Company received a demand letter claiming that the use of the name Elite Flight Solutions infringed on the trade name "Flight Solutions." The Company has been in settlement negotiations with the trademark holder, Flight Solutions, Inc., which involves the Company changing its corporate and trade names over a period of time. The Company is currently negotiating the settlement documents relating to this settlement proposal. There is no payment required by the Company to the claimant under the current settlement proposal, except a nominal amount for the attorney's fees of the claimant relating to the preparation of the settlement documents. No lawsuit has been filed to date. The Company cannot change its corporate name without appropriate shareholder approval. There have been no communications from this claimant for several months and the settlement agreement has not been consummated.

NOTE 15 - SUBSEQUENT EVENT

In August 2004, both Greg Meech and Lee Matzig resigned as President and Vice President. On August 20,2004 the Company appointed Bruce Edwards to serve as Interim-President, Chief Executive Officer and Director.

The Company issued 17,000,000 common stock to KMA Capital Partners, Ltd. pursuant to a consulting agreement with the Company.

Agreements were also reached with several of the Company's lenders, whereby 84,901,500 shares were issued in exchange for the forgiveness of debts totalling $169,803.

In September 2004, the Company determined that it would discontinue its operations related to FlyJets.Biz and negotiated with managers of that Company to take over the operation, including the assets, liabilities and commitments of FlyJets.Biz.

In September 2004, the Company settled obligations related to the lease of an aircraft for $225,000. The Company had originally recorded the obligation as a capital lease. During the year ended June 30, 2004, the Company stopped payments on the lease and the aircraft was repossessed.