Form 10QSB
period 2004-09-30
ELITE FLIGHT SOLUTIONS INC
filed 2004-12-14
CIK 1161723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM JUNE 30, 2004 TO SEPTEMBER 30, 2004

                        COMMISSION FILE NUMBER 333-73286


                          ELITE FLIGHT SOLUTIONS, INC.
                      -------------------------------------
                      (Exact name of small business issuer)


               DELAWARE                                  26-0003788
               --------                                  ----------
   (State or other jurisdiction of          (IRS Employer Identification Number)
    incorporation or organization)


                                710 THIRD STREET
                                ROANOKE, VA 24061
                    (Address of principal executive offices)

                                 (540) 345-3358
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]                         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

                                                 OUTSTANDING SHARES
                    CLASS                        AT DECEMBER 9, 2004
                ------------                     -------------------
                Common Stock                         363,805,345

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

                                                 September 30,        June 30,
                         ASSETS                      2004               2004
                                                 (Unaudited)
                                                  -----------       -----------
Current Assets
  Cash                                            $   710,426       $   370,386
  Accounts receivable, net of allowance
    For doubtful accounts                             282,784           104,383
  Other current assets                                  1,775             9,931
                                                  -----------       -----------
    Total Current Assets                              994,985           484,700

Fixed Assets
  Aircraft equipment                                2,300,507         2,300,507
  Office equipment                                     63,456            61,056
  Office furniture                                     65,621            51,539
                                                  -----------       -----------
                                                    2,429,584         2,413,102
Less:  Accumulated depreciation                       138,865           103,236
                                                  -----------       -----------

  Total, at cost                                    2,290,719         2,306,866

Other Assets                                          111,304           331,510
                                                  -----------       -----------

  Total Assets                                    $ 3,397,008       $ 3,126,076
                                                  ===========       ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004


                                                    September 30,     June 30,
          LIABILITIES AND STOCKHOLDERS' DEFICIT         2004            2004
                                                    (Unaudited)
                                                    ------------    -----------
Current Liabilities
  Accounts payable                                  $    645,823    $   513,864
  Accrued expenses and other current liabilities         133,294        359,554
  Unearned revenue                                       521,872        443,000
  Notes payable                                        1,246,852        550,655
  Capital lease obligation                             1,860,000      1,873,278
  Stockholder loan payable                                16,500         87,906
                                                    ------------    -----------
    Total Current Liabilities                          4,424,341      3,828,257

Long-term Liabilities
  Convertible compensating debenture                          --             --
  Convertible debenture                                  760,000        760,000
                                                    ------------    -----------
    Total Long-term Liabilities                          760,000        760,000

    Total Liabilities                                  5,184,341      4,588,257

Stockholders' Deficit
  Preferred stock; $0.001 par value; 10,000,000
    Shares authorized, no shares issued and
    Outstanding.
  Common stock;$.001 par value, 2,000,000,000
    Shares authorized, 379,025,510 shares issued
    and 363,805,345 shares outstanding                   363,805        259,394
  Additional paid-in capital                           5,744,259      5,590,611
  Loan fees related to equity line of credit            (365,644)      (389,604)
  Accumulated deficit                                 (7,529,753)    (6,922,582)
                                                    ------------    -----------
    Total Stockholders' Deficit                       (1,787,333)    (1,462,181)

    Total Liabilities and Stockholders' Deficit     $  3,397,008    $ 3,126,076
                                                    ============    ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                                   (Unaudited)


                                                 September 30,    September 30,
                                                      2004            2003
                                                 -------------    -------------
Revenues                                         $   1,693,615    $     244,750

Operating Expenses:
  Salaries, wages and benefits                         478,689          109,411
  Maintenance materials and repairs                    309,200           71,550
  Fuel expense                                         372,265          115,790
  Aircraft lease and rental                            229,017           89,947
  Depreciation & amortization                           57,340           38,712
  Other operating expenses                             588,290        1,888,453
                                                 -------------    -------------
    Total operating expenses                         2,034,801        2,313,863

  Loss from operations                                (341,186)      (2,069,113)

Other Expenses:
  Interest expense                                      70,233           98,518
  Loss on other assets                                 195,645               --
  Other expense                                            107               --
                                                 -------------    -------------

Loss before provision for income taxes                (607,171)      (2,167,631)

Provision for Income Taxes                                  --               --
                                                 -------------    -------------

Net Loss                                         $    (607,171)   $  (2,167,631)
                                                 =============    =============

Loss per common share - basic and diluted        $       (0.00)   $       (0.05)
                                                 =============    =============

Weighted average common shares outstanding -
  Basic and diluted                                324,715,272       43,112,700
                                                 =============    =============



      See Accompanying Notes to Condensed Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                   ADDITIONAL
                                                         COMMON         STOCK        PAID-IN      UNAMORTIZED
                                                         SHARES         AMOUNT       CAPITAL       LOAN FEES
                                                       -----------   -----------   -----------    -----------
Balance, June 30, 2004                                 259,394,413   $   259,394   $ 5,590,611    $  (389,604)

Issuance of common stock for services                   17,000,000        17,000        73,100             --

Issuance of common stock for cash related to equity
  line of credit, net of offering costs of $0            9,433,962         9,434        40,566             --

Issuance of common stock to lenders in exchange of
  forgiveness of debts                                  64,401,500        64,402        64,401             --

Issuance of common stock to stockholders in exchange
  of forgiveness of debt                                13,575,470        13,575        49,331             --

Loan fees related to notes payable                              --            --            --        (71,500)

Amortization of loan fees related to equity line of
  credit                                                        --            --       (73,750)        73,750

Amortization of loan fees related to convertible
  debentures and notes payable                                  --            --            --         21,710

Net loss                                                        --            --            --             --
                                                       -----------   -----------   -----------    -----------

Balance, September 30, 2004                            363,805,345   $   363,805   $ 5,744,259    $  (365,644)
                                                       ===========   ===========   ===========    ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,2004

                                                                           TREASURY     ACCUMULATED    STOCKHOLDERS
                                                                             STOCK        DEFICIT         DEFICIT
                                                                          -----------   -----------    -----------
Balance, June 30, 2004                                                    $        --   $(6,922,582)   $(1,462,181)

Issuance of common stock for services                                              --            --         90,100

Issuance of common stock for cash related to equity line of credit,
  net of offering costs of $0                                                      --            --         50,000

Issuance of common stock to lenders in exchange of forgiveness of debts            --            --        128,803

Issuance of common stock to stockholders in exchange of forgiveness of
  debt                                                                             --            --         62,906

Loan fees related to notes payable                                                 --            --        (71,500)

Amortization of loan fees related to equity line of credit                         --            --             --

Amortization of loan fees related to convertible debentures and notes
  payable                                                                          --            --         21,710

Net loss                                                                           --      (607,171)      (607,171)
                                                                          -----------   -----------    -----------

Balance, September 30, 2004 (Unaudited)                                   $        --   $(7,529,753)   $(1,787,333)
                                                                          ===========   ===========    ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED JUNE 30, 2004

                                                              September 30,   September 30,
                                                                  2004            2003
                                                               -----------    -----------
Cash flows from operating activities:
  Net loss                                                     $  (607,171)   $(2,167,631)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
    Depreciation and amortization                                   57,340         38,712
    Beneficial conversion feature of debenture                          --          7,595
    Stock based compensation                                        90,100      1,384,333
    Loss on other assets                                           195,645             --
  Changes in operating assets and liabilities:
    Change in accounts receivable                                 (178,401)         2,884
    Change in other current assets                                   8,156        (13,682)
    Change in other assets                                          24,561       (111,325)
    Change in accounts payable                                     131,959        405,655
    Change in accrued expenses and other current liabilities      (226,260)        13,621
    Change in unearned revenue                                      78,872             --
                                                               -----------    -----------

      Net cash used by operating activities                       (425,199)      (439,838)

Cash flows from investing activities:

Purchases of fixed assets                                          (16,483)      (419,861)
                                                               -----------    -----------

Net cash used by investing activities                              (16,483)      (419,861)
                                                               -----------    -----------
Cash flows from financial activities:
  Proceeds from notes payable                                      875,000        947,284
  Principal payments on notes payable                              (50,000)      (195,000)
  Principal payments on capital lease obligations                  (13,278)      (423,908)
  Net change in due to stockholder                                  (8,500)       225,000
  Proceeds from convertible debentures                                  --        250,000
  Issuance of common stock                                          50,000             --
  Loan fees relating to notes payable                              (71,500)            --
  Loan fees relating to convertible debenture                           --        (72,500)
                                                               -----------    -----------

    Net cash provided by financing activities                      781,722        730,876

Net increase in cash                                               340,040       (128,823)

Cash, at beginning of period                                       370,386        227,772
                                                               -----------    -----------

Cash, at end of period                                         $   710,426    $    98,949
                                                               ===========    ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                      AND FOR THE YEAR ENDED JUNE 30, 2004

                                                                            September 30,    June 30,
                                                                                2004          2004
                                                                             -----------   ----------
Supplemental disclosure of financing activities:
  Cash during the period for:
    Income taxes paid                                                        $        --   $       --
                                                                             ===========   ==========

Interest                                                                     $    70,233   $1,070,289
                                                                             ===========   ==========

Supplemental disclosure of non-cash financing and investing activities:

Assumption of capital lease obligations                                      $        --   $5,781,020
                                                                             ===========   ==========

Issuance of 1,583,331 shares of common stock for conversion of convertible
  debentures and convertible compensation debenture                          $        --   $  200,000
                                                                             ===========   ==========

Issuance of 64,401,500 shares of common stock to lenders in exchange of
  forgiveness of debts                                                       $   128,803   $       --
                                                                             ===========   ==========

Issuance 13,575,470 shares of common stock to stockholder for forgiveness
  of debts                                                                   $    62,906   $       --
                                                                             ===========   ==========

Amortization of loan fees related to equity line of credit                   $    73,750   $  295,000
                                                                             ===========   ==========


           See Accompanying Notes to Consolidated Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended June 30, 2004 of Elite Flight Solutions, Inc. (the "Company").

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations, statements of shareholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Segment information - The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the Management approach to determine reportable segments.

NOTE 2 - OTHER ASSETS

As of September 30, 2004, other assets totaling $111,304 consists of the following:

     Employee advances                                     2,029
     Prepaid rent                                          3,275
     Deposit related to the agreement to lease two
       Lear Jet aircraft                                 106,000
                                                      ----------
                                                      $  111,304
                                                      ==========

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UANUDITED)

NOTE 3 - NOTES PAYABLE

As of September 30, 2004, notes payable consist of the following:

Promissory notes from Cornell Capital Partners, LLP, unsecured,
  bearing an interest rate of 5%                                          50,852
Promissory note from Cornell Capital Partners, LLP, unsecured,
  bearing an interest rate of 12%, and maturing in September, 2004       200,000
Promissory note from Cornell Capital Partners, LLP, unsecured,
  bearing an interest rate of 12%, and maturing in October, 2004         100,000
Promissory note from Cornell Capital Partners, LLP, secured,
  bearing an interest rate of 12%, and maturing in February, 2005         75,000
Promissory note from Cornell Capital Partners, LLP, secured,
  bearing an interest rate of 12%, and maturing in September, 2005       800,000
Promissory notes from One Worldwide, unsecured, bearing an interest
  rate of  8%, and maturing on call.                                      21,000
                                                                     -----------
                                                                     $ 1,246,852
Less:  amounts due within one year                                     1,246,852
                                                                     -----------
Long-term portion of note payable                                    $        --
                                                                     ===========
NOTE 4 - STOCKHOLDER LOAN PAYABLE

As of September 30, 2004, the Company owes $16,500 to a stockholder. The loan is unsecured, non-interest bearing, and payable upon demand.

NOTE 5 - CONVERTIBLE DEBENTURE

During the period ended June 30, 2003, the Company issued a convertible debenture totaling $250,000 to Cornell Capital Partners, L.P. secured by all of the property of the Company pursuant to a securities purchase agreement in June 2003. Upon closing, the Company paid $59,500 (net of amortized expense

Of $500 in loan fees and other expenses which were capitalized and reflected as part of "Loan fees related to equity line of credit" and will be expensed over the life of the loan using the straight-line method. During the year ended June 30, 2004, the Company issued a second convertible debenture totaling $250,000 and incurred additional loan fees totaling $25,000. During the year ended June 30, 2004, the Company converted these two debentures into 4,716,088 shares of the Company's common stock. According, the Company expensed loan fees

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

totaling $84,000 for the year ended June 30, 2004. The Company recorded interest related to the beneficial conversion feature totaling $1,079 and $169,060 for period from November 1, 2003 (Inception) and for the year ended June 30, 2004, respectively.

During the twelve months ended June 30, 2004 the Company issued an additional debenture for $890,000 and incurred additional loan fees of $89,000. The debenture bears an interest rate of 5.0%. The debenture has a two year term. The lender has the option of converting this debentures to common stock, at the lower of a)twenty -five cents ($0.25), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. During the twelve months ended June 30, 2004, Cornell Capital Partners, L.P. converted $130,000 of the debenture into 21,780,303 shares of the Company's common stock. The Company also recorded interest related to the beneficial conversion feature totaling $556,225 for the twelve months ended June 30, 2004. No conversion was made during the three month period ended September 30, 2004.

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

During the three months ended September 30, 2004, the Company issued 9,433,062 common stock for cash totaling $50,000.

NOTE 7 - CONVERTIBLE COMPENSATION DEBENTURE

In June 2003,  pursuant to the Credit  Agreement,  as  discussed  in Note 6, the
Company  entered  into  a  Convertible   Compensation  Debenture  ("Compensation
Debenture") with Cornell totaling $590,000. The balance was unsecured, had an

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

interest rate of 5.0%, with principal and interest due June 2006. Additionally, Cornell was entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The Company has accounted for this transaction as a long-term liability and "Unamortized loan fees" which will be amortized over the life of the Credit Agreement. During the twelve months ended June 30,2004, Cornell converted all of the $590,000 of the Compensation Debenture into 12,262,433 shares of common stock and amortized $295,000 of the loan fees. During the three months ended September 30, 2004 the Company amortized $73,750 of the loan fees.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

On September 29, 2003, the Company entered into a capital lease for a Cessna Citation II aircraft for its Alaska air ambulance service contract. The term of the lease is twelve months. The Company is obligated to purchase the aircraft at the end of the lease term for $1,880,000 and the monthly payment is $20,000.

The Company was unable to pay the final payment due on 9/29/2004. Negotiations have been underway between the Company and the lessor for some time.

NOTE 9 - CAPITAL STOCK

In August, 2004, the Company issued 17,000,000 shares to KMA Capital Partners, Ltd pursuant to a consulting agreement with the Company.

In August, 2004, the Company issued 13,575,470 shares to Funding Enterprises for satisfaction of amounts due to Funding Enterprises, a stockholder totaling $62,906.

In August, 2004, the Company issued 64,401,500 shares to several lenders and a shareholder in exchange for the forgiveness of debts totaling $128,803.

NOTE 10 - LOSS ON RETURN OF AIRCRAFT

On August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease was seven months. The Company was obligated to purchase the aircraft at the end of the lease term for $3,150,000 and the monthly payment is $100,000. As of June 30, 2004, the Company was in default of the lease and the aircraft was repossessed in May 2004. The Company negotiated a settlement of $225,000 for

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 10 - LOSS ON RETURN OF AIRCRAFT (CONTINUED)

all interest and late penalties on the lease. Accordingly, the Company removed the capital lease obligation and recorded a liability of $225,000 as of June 30, 2004, which is included as part of accrued liabilities. Additionally, the Company recorded a loss on the return of the asset totaling $838,803. In September 2004, the Company paid the settlement for $225,000.

NOTE 11 - LOSS ON OTHER ASSETS

In August 2004 the Company agreed to transfer the aircraft certificate I.D. to the managers of FlyJets.Biz (changed to Optimum Aviation Inc.) in exchange for their assumption of accounts payable related to that aircraft. As of September 30, 2004, the party has not signed the Release Agreement. The Company has therefore recorded a loss on Other Assets of $105,645 as of September 30, 2004.

Due to default of payments on the Cessna Citation III aircraft for which the Company entered into an operating lease in March, 2004, the aircraft was repossessed in September 2004. The Company lost its deposit and prepayment totaling $90,000, and a suit has been filed against the Company. (See Note 12)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

On March 8, 2004, the Company entered into an operating lease for a Cessna Citation III aircraft for its Florida charter service. The lease term is thirty-six months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 equaled $120,000, payments for the fiscal year ended June 30, 2005 would be $360,000, payments for the fiscal year ended June 30, 2006 would be $360,000 and payments for the fiscal year ended June 30, 2007 would be $240,000. A deposit of $60,000 has been paid to the lessor and would have been returned to the Company at the end of the lease term. The Company had an option to purchase the aircraft at the end of the lease term for fair market value. Due to default in payments, the aircraft was repossessed in September and a suit has been filed against the Company. (see
Note 11)

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

On August 15, 2004 the Company entered into an operating lease for a Gates Lear Jet for one year. Thereafter, this lease will be automatically renewed on a month-to-month basis, unless sooner terminated by either party upon thirty (30) days written notice to the other party.

FlyJets.Biz, Inc.,(changed to Optimum Aviation Inc.) a wholly owned subsidiary of the Company, leased a hangar and offices at Sarasota/Bradenton International Airport commencing May 1, 2003 for a 36 month term. Additionally, FlyJets.Biz, Inc. leased an additional hangar at the same location commencing July 1, 2003 for a 36 month term. Lease payments for the fiscal years ended June 30, 2004, 2005 and 2006 are $134,190, $134,190 and $125,670, respectively.

As from September 1 2004, Optimum reached an agreement with the lessor to release the Company from its lease obligation for a hangar and offices at Sarasota/Bradenton International Airport. The lease will be taken over by the managers of Optimum.

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

During September 2004, the Company received an advance payment for the monthly minimum payment of $440,000 required under the contract. Accordingly, the Company recorded unearned revenue for this amount as well as $81,871 of amortizable insurance premium due to increased coverage.

NOTE 14 - LEGAL PROCEEDINGS

On October 3, 2003, the Company received a demand letter claiming that the use of the name Elite Flight Solutions infringed on the trade name "Flight Solutions." The Company had been in settlement negotiations with the trademark holder, Flight Solutions, Inc., which involved the Company changing its corporate and trade names over a period of time. The Company was negotiating the settlement documents relating to this settlement proposal. There was no payment required by the Company to the Claimant under the current settlement proposal, except a nominal amount for the attorney's fees of the claimant relating to the preparation of the settlement documents. No lawsuit has been filed to date and further settlement discussions have not occurred in the past several months. The Company can not change its corporate name without appropriate shareholder approval.

                          ELITE FLIGHT SOLUTIONS, INC.
                        FORMERLY CARCORP USA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 15 - SUBSEQUENT EVENT

In September 2004, the Company determined that it would discontinue its operations related to FlyJets.Biz and is negotiating with managers of that Company to take over the operation, including the assets, liabilities and commitments of FlyJets.Biz. Agreement has not yet been signed as of September 30, 2004.

On October 1, 2004 American Air Network Alaska, Inc., a subsidiary of the Company, signed an Agreement for purchase and sale for the Cessna Citation II aircraft. The purchase price was $277,324 for 100 shares of the lessor's corporation, plus the assumption of the bank note payable of $l,583,076. The certificates are to be held as security until the Purchase Price and the Note are paid in full.

NOTE 16 - SEGMENT INFORMATION

The Company  measures  operating  results as two reportable  business  segments:
ALASKA and OPTIMUM. The Company conducts operations in Florida and Alaska and is managed based upon its business segments.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 10-K. Intersegment sales and transfers are recorded at market prices.

The table below presents information about the Company's reportable segments:

                                                             September 30, 2004
                                         ---------------------------------------------------------
                                           OPTIMUM        ALASKA
                                         -----------    -----------
                                         Operations     Operations     Eliminations       Total
                                         -----------    -----------    ------------    -----------
Revenues                                 $     5,375    $ 1,688,240              --    $ 1,693,615
Operating expenses                           383,570      1,651,231              --      2,034,801
Income (loss) from operations               (378,195)        37,009              --       (341,186)
Other expenses                               218,363         47,622              --        265,985
Loss before provision for income taxes      (596,558)       (10,613)             --       (607,171)
Provision for income taxes                        --             --              --             --
Net loss                                 $  (596,558)   $   (10,613)   $         --    $  (607,171)
                                         ===========    ===========    ============    ===========
Total assets                             $ 1,740,000    $ 2,867,277    $ (1,210,269)   $ 3,397,008
                                         ===========    ===========    ============    ===========
Total liabilities                        $ 3,286,521    $ 3,108,089    $ (1,210,269)   $ 5,184,341
                                         ===========    ===========    ============    ===========

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


FINANCIAL CONDITION

         We had an accumulated deficit of $7,529,753 from inception through September 30, 2004 and an accumulated deficit of $6,922,582 from inception through June 30, 2004. For the three months ended September 30, 2004, we had a net loss of $607,171. As of September 30, 2004, we had cash of $710,426 and current liabilities of $4,424,341. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Elite Flight must successfully expand its business operations and become profitable to achieve a sound financial condition. Currently, there is substantial risk that we will be unable to continue operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


OVERVIEW

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

         Commencing in October of 2003, Elite's subsidiary American Air Network Alaska Inc., "AANA" has been providing air ambulance service to Yukon-Kuskokwin Health Corporation "YKHC". AANA's contract with YKHC goes through September 2008. AANA revenues have been the majority of Elite's revenues since September 30, 2003.

         As of today, the only operating business of Elite is through its majority owned subsidiary, AANA.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

         REVENUES

         Elite Flight had revenues of $1,693,615 for the three month period ended September 30, 2004. This compares to revenues of $244,750 or an increase of $1,448,865 for the three months ended September 30, 2003. The substantial increase in revenues for the three month period were mainly due to revenues generated under the Alaska Air Ambulance contract pursuant to which the Company provided air ambulance services to the YKHC. The remaining revenues were generated from the Company's Florida air charter business, which is no longer operational.

         Going forward, the only revenues for the Company will be from the Alaska air ambulance operations.

         OPERATING EXPENSES

         Elite Flight had operating expenses of $2,034,801 for the three months ended September 30, 2004. This compares to $2,313,863 or a decrease of $279,062 for the three months ended September 30, 2003. The company's Alaska operation was responsible for $1,649,231 of the operating expenses, while the Florida air charter business had operating expenses of $385,570 for the period ended September 30, 2004. A breakdown of the operating expenses for the three months ended September 30, 2004 was as follows: salaries, wages and benefits, $478,689; maintenance, materials and repairs, $309,200; fuel expense, $372,265; aircraft lease and rental, $229,017; depreciation and amortization, $57,340; and other expenses, $588,290. The $588,290 of other operating expenses consisted mainly of aircraft liability insurance, consulting fees, and training. For the three months ended September 30, 2003 the majority of the operating expenses or $1,888,453 was attributed to the cost of start up for the Alaska operation that commenced in October of 2003.

         OTHER EXPENSES

         Elite Flight had other expenses consisting of interest expenses of $70,233 and loss on other assets of $195,645 for the three months ended September 30, 2004. The Company did not have a loss on other assets for the three months ended September 30, 2003, however it did have interest expenses of $98,518. The $105,645 loss on other assets for the three months ended September 30, 2004 was the result of the Company agreeing to transfer the aircraft certificate I.D. to the managers of Optimum Aviation in exchange for their assumption of accounts payable related to a lease on a Cessna Citation III aircraft. As of September 30, 2004, the party has not signed the assumption agreement therefore the Company has recorded a loss on other assets of $105,645.

         NET LOSS

         Elite Flight had a net loss for the three month period ended September 30, 2004 of $607,171, or $0.00 per share. This compares to a net loss of $2,167,631 for three month period ended September 30, 2003. The majority net loss for the period ended September 30, 2003 was due to start up cost associated with the Company's Air Ambulance business in Alaska that commenced in October 2003. The decrease in net loss of $1,560,460 was mainly due to increased revenues from the Alaska air ambulance operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 10, 2004, Elite Flight has approximately $679,500 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy Elite Flight's need for working capital. As of September 30, 2004, Elite Flight had a working capital deficit of $3,529,356. Unless Elite Flight can raise sufficient funds to alleviate this working capital deficit, there is substantial risk that the Company will have to cease operations.

         Net cash used in operating activities during the three months ended September 30, 2004 was $425,199 compared to $439,838 for the three month period ended September 30, 2003. While the Company's net loss and stock-based compensation were significantly lower in the 2004 period, this was offset by the change in accounts receivable, accrued expenses and other current liabilities in the 2004 period.

         The net cash used in  investing  activities  for the three months ended
September   30,  2004  and   September   30,  2003  was  $16,483  and  $419,861,
respectively. These amounts resulted from the purchase of fixed assets.

         Net cash provided from financing activities during the three month period ended September 30, 2004 was $781,722, compared to $730,876 for the three month period ended September 30, 2003. The increase of $50,846 is not attributable to any one item on a year to year comparison.

         Elite Flight received $875,000 in proceeds from notes in the three months ended September 30, 2004. There is no assurance that Elite Flight will be able to borrow in the future, or if such loans will be available, that they would be at terms acceptable to the Company. Management realizes that Elite Flight must ultimately be able to generate sufficient cash flows from profitable operations of the business to allow it to successfully sustain itself independent of outside capital and loans.

         On June 9, 2003, Elite Flight entered into an Equity Line of Credit with Cornell. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $10.0 million. For each shares of common stock purchased under the Equity Line of Credit, Cornell Capital will pay Elite Flight 95% of, or a 5% discount lowest closing bid price on the Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital will retain 6% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell Capital received a one-time commitment fee in the form of a compensation debenture in the face amount of $590,000 on June 9, 2003. On August 28, 2003, Elite Flight filed a registration statement registering 78,675,000 shares of common stock in connection with the secured convertible debentures and the Equity Line of Credit, among other shares. On September 16, 2003, the SEC declared the registration statement effective. Through June 30, 2004, Elite Flight has made advances totaling $1,928,990 net of offering cost of $107,298, issuing 76,075,259 shares of its common stock. During the three months ended September 30, 2004, Elite Flight issue 9,433,062 shares of common stock for cash totaling $50,000 under the Equity Line of Credit. Through June 30, 2004, Cornell Capital converted all of the $590,000 of the compensation debentures into 12,262,433 shares of common stock. Pursuant to a request received from the SEC, the Company filed a Post Effective Amendment to its SB-2 Registration Statement after the Company completed the increase in the authorized shares of Elite Flight's common stock. On April 28, 2004 the Company filed an additional registration statement, registering 403,776,877 shares of common stock under the Equity line of Credit. This registration statement was declared effective on May 13, 2004.

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

         On January 26, 2004, Cornell Capital purchased $890,000 of secured convertible debentures from the Company. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by all of the assets of Elite Flight. The debentures have a two-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at conversion price equal to the lower of (i) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the discount from the purchase price of the secured convertible debentures. Cornell Capital purchased the secured convertible debentures from Elite Flight in a private placement. Through June 30, 2004, Cornell Capital has converted $130,000 of these debentures into 21,780,303 common stock. During the three months ended September 30, 2004, no conversions were made under this debenture.

         On February 20, 2004, the Company entered into a promissory note payable with Cornell Capital totaling $149,462. As of September 30, 2004 the outstanding balance was $50,852 and the loan fees have been amortized in full. Subsequent to September 30, 2004, this note was fully paid by the Company.

         On March 25, 2004, the Company entered into a promissory note payable with Cornell Capital totaling $400,000. As of June 30, 2004 this note has been fully paid by the Company and the loan fees have been amortized in full.

         On May 17, 2004, the Company entered into a promissory note payable with Cornell Capital totaling $100,000. As of June 30, 2004 the outstanding balance was $50,000 and the loan fees have been amortized in full. Subsequent to June 30, 2004, this note was fully paid by the Company.

         On June 4, 2004, the Company entered into a promissory note payable with Cornell Capital totaling $200,000. As of September 30, 2004 the outstanding balance was $200,000 and the unamortized loan fees was $8,000.

          On June 28, 2004, the Company entered into a promissory note Payable with Cornell Capital totaling $100,000. At September 30, 2004 the outstanding balance was $100,000 and the unamortized loan fees was $6,000

         On September 1, 2004 the Company entered into a promissory note payable with Cornell Capital totaling $75,000. As of September 30, 2004 the outstanding balance was $75,000. The note is due February 28, 2005. There is a 12% annualized interest rate and a 10% fee.

         On September 22, 2004, the Company entered into a promissory note payable with Cornell Capital totaling $800,000. As of September 30, 2004, the outstanding balance was $800,000. The note is due September 20, 2005. There is a 12% annualized interest rate and an 8% fee.

         On September 18, 2003, the Company entered into a note with One Worldwide for $35,000. On August 3, 2004 $14,000 of the note was paid. As of September 2004 the remaining balance was $21,000.

         On March 8, 2004, Thunder Aviation Acquisition, Inc. and EP Aviation, Inc. entered into an operating lease for a Cessna Citation III aircraft for its Florida charter service. The lease term is thirty-six months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 was $120,000, payments for the fiscal year ended June 30, 2005 would be $360,000, payments for the fiscal year ended June 30, 2007 would be $240,000. A deposit of $60,000 has been paid to the lessor and would have been returned to EP Aviation, Inc. at the end of the lease term. EP Aviation, Inc. had an option to purchase the aircraft at the end of the lease term for fair market value. Due to defaults under the lease, the aircraft was repossessed in September 2004, and the lessor has filed suit against the Company.

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

         The Company estimates it will require $50,000 to $75,000 to cover legal, accounting, transfer and miscellaneous cost of being a reporting Company in the next fiscal year. The Company will have a significant cash shortfall for current annual expenses, for which it has no source except shareholder loans or borrowing under its Equity Line of Credit, which there are no assurances that either will be available.

         The Company does not have capital sufficient to meet the Company's cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

ITEM 3.  CONTROLS AND PROCEDURES


(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.


(B)  CHANGES IN INTERNAL CONTROLS

         There were no significant changes in Elite Flight's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         Thunder Aviation Acquisition, Inc. has filed a lawsuit against EP Aviation, Inc. and the Company alleging that EP Aviation and Elite Flight breached a lease agreement relating to e Cessna Citation III aircraft. Thunder Aviation seeks $109,421.73, plus fees, costs and interest in the complaint. The Company has not yet filed its response to the complaint.

         As part of the Company's prior charter operations, on August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease was seven months. The Company is obligated to purchase the aircraft at the end of the lease term for $3,150,000 and the monthly payment is $100,000. As of June 30, 2004, the Company was in default of the lease and the aircraft was repossessed in May 2004. The Company entered into a settlement requiring the Company to pay $225,000 for all of the remaining amounts alleged to be due under the lease. Accordingly, the Company removed the capital lease obligation and recorded a liability of to $225,000 as of June 30, 2004, which is included as part of accrued liabilities. The Company paid the settlement in full on September 21, 2004. Additionally, the Company recorded a loss on the return of the asset totaling $887,473 in the fiscal year ended June 30, 2004.

         On October 3, 2003, the Company received a demand letter claiming that the use of the name Elite Flight Solutions infringed on the trade name "Flight Solutions." The Company had been in settlement negotiations with the trademark holder, Flight Solutions, Inc., which involved the Company changing its corporate and trade names over a period of time. The Company was negotiating the settlement documents relating to this settlement proposal. There was no payment required by the Company to the Claimant under the current settlement proposal, except a nominal amount for the attorney's fees of the claimant relating to the preparation of the settlement documents. No lawsuit has been filed to date and further settlement discussions have not occurred in the past several months. The Company can not change its corporate name without appropriate shareholder approval. There have been no communications from this clamant for several months and the settlement agreement has not been consummated.

ITEM 2.  CHANGES IN SECURITIES

         During the three-month period ended September 30, 2004 the Company issued the following unregistered securities:

         On August 3, 2004, the Company issued 3,500,000 restricted common shares to Oracle Funding LLC for a reduction of $7,000 against the note held by Oracle Funding in the amount of $37,000.

         On August 3, 2004, the Company issued 15,000,000 restricted common shares to Oracle Funding LLC for a reduction of $30,000 against the note held by Oracle Funding in the amount of $37,000.

         On August 3, 2004, the Company issued 3,500,000 restricted common shares to Funding Enterprises LLC for a reduction of $7,000 against the note held by Funding Enterprises in the amount of $35,000.

         On August 3, 2004, the Company issued 6,500,000 restricted common shares to Funding Enterprises LLC for a reduction of $13,000 against the note held by Funding Enterprises in the amount of $35,000.

         On August 3, 2004, the Company issued 3,500,000 restricted common shares to One World LLC for a reduction of $7,000 against the note held by One World in the amount of $35,000.

         On August 3, 2004, the Company issued 3,500,000 restricted common shares to One World LLC for a reduction of $7,000 against the note held by One World in the amount of $35,000.

         On August 3, 2004, the Company issued 3,500,000 restricted common shares to Global Finance LLC for a reduction of $7,000 against the note held by One World in the amount of $35,000.

         On August 3, 2004, the Company issued 3,500,000 restricted common shares to Grey Hawk LLC for a reduction of $7,000 against the note held by One World in the amount of $35,000.

         On August 3, 2004, the Company issued 3,500,000 restricted common shares to Great West LLC for a reduction of $7,000 against the note held by One World in the amount of $35,000.

         On August 3, 2004, the Company issued 3,500,000 restricted common shares to O.W.W. Clearing LLC for a reduction of $7,000 against the note held by O.W.W. Clearing in the amount of $77,803.

         On August 3, 2004, the Company issued 35,401,500 restricted common shares to O.W.W. Clearing LLC for a reduction of $70,803 against the note held by O.W.W. Clearing in the amount of $77,803.

         On July 12, 2004, the Company issued 17,000,000 common shares to KMA Capital Partners, Ltd., pursuant to a consulting agreement for marketing services between Elite Flight Solutions, Inc. and KMA Capital Partners, Ltd.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         The June 4, 2004 note between the Company and Cornell Capital Partners for $200,000 was past due as of September 27, 2004.

         The June 28, 2004 note between the Company and Cornell Capital Partners for $100,00 was past due as of October 22, 2004.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On August 20, 2004, the Company appointed Bruce Edwards as a Director, interim President and interim Chief Executive Officer of the Company. Also on August 20, 2004, Greg Meech resigned as interim President, Chief Executive Officer and Director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)     EXHIBITS:

EXHIBIT NO. DESCRIPTION                                          LOCATION
----------- ---------------------------------------------------  -----------------------------------------------
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

14.1        Code of Ethics                                       Incorporated by reference to Exhibit 14.1 to
                                                                 Form 10-KSB filed with the SEC on November 19,
                                                                 2004

EXHIBIT NO. DESCRIPTION                                          LOCATION
----------- ---------------------------------------------------  -----------------------------------------------
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

99.14       $175,000 Secured Promissory Note dated September     Incorporated by reference to Exhibit 99.14 to
            8, 2003 between Registrant and Cornell Capital       Form 10-KSB filed with the SEC on September 29,
            Partners, L.P.                                       2003

EXHIBIT NO. DESCRIPTION                                          LOCATION
----------- ---------------------------------------------------  -----------------------------------------------
99.15       $500,000 Promissory Note dated September 18, 2003    Incorporated by reference to Exhibit 99.15 to
            between Registrant and Cornell Capital Partners,     Form 10-KSB filed with the SEC on September 29,
            L.P.                                                 2003

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

     (B)      CURRENT REPORT ON FORM 8-K DURING THE QUARTER ENDED JUNE 30, 2004:

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elite Flight has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ELITE FLIGHT SOLUTIONS


Date:  December 14, 2004         By: /s/ Bruce Edwards
                                     -----------------
                                     Bruce Edwards
                                     Acting President, Acting Chief Executive
                                     Officer, Acting Principal Financial Officer
                                     and Director