Form 10QSB
period 2004-12-31
ELITE FLIGHT SOLUTIONS INC
filed 2005-04-27
CIK 1161723

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   |X|         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2004

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT For the transition period from June
               30, 2004 TO December 31, 2004

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

                              710 Third Street, SW
                            Roanoke, Viriginia 24061
                    (Address of principal executive offices)

                                 (540) 345-3358
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes                             No  |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

                                               OUTSTANDING SHARES
                     CLASS                     AT April 13, 2005
         ------------------------------ ------------------------------
                 Common Stock                     379,025,510

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ELITE FLIGHT SOLUTIONS, INC.
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets
    Cash                                                              $  455,954
    Accounts receivable, net of allowance
      for doubtful accounts                                               86,237
                                                                      ----------
      Total current assets                                               542,191

Fixed assets
    Aircraft equipment                                                 2,624,275
    Office equipment                                                     104,078
    Office furniture                                                      28,451
                                                                      ----------
                                                                       2,756,804
    Less: accumulated depreciation                                       174,943
                                                                      ----------
                                                                       2,581,861

 Other Assets                                                            107,775
                                                                      ----------
    Total assets                                                      $3,231,827
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                                $   579,737
    Accrued expenses and other current liabilities                      300,377
    Unearned revenue                                                    497,582
    Notes payable - current portion                                   1,073,248
    Other liability                                                     152,324
                                                                    -----------
      Total current liabilities                                       2,603,268

Long-term liability
    Notes payable - long-term portion                                 1,793,462
    Convertible debenture                                               760,000
                                                                    -----------

Total liabilities                                                     5,156,730

Commitments and contingencies                                                --

Stockholders' deficit
    Preferred stock; $0.001 par value and 10,000,000 shares
      authorized, no shares issued an outstanding                            --
    Common stock; $.001 par value, 2,000,000,000
      shares authorized, 379,025,510
      shares issued and 376,981,785 shares outstanding                  376,981
    Additional paid-in capital                                        5,729,185
    Loan fees related to equity line of credit                         (267,106)
    Accumulated deficit                                              (7,763,963)
                                                                    -----------
      Total stockholders' deficit                                    (1,924,903)
                                                                    -----------
Total liabilities and stockholders' deficit                         $ 3,231,827
                                                                    ===========

            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the three months ended         For the six months ended
                                                December 31,     December 31,     December 31,     December 31,
                                                    2004             2003             2004             2003
                                               -------------    -------------    -------------    -------------
Revenues                                       $   1,747,545    $   1,638,577    $   3,441,160    $   1,883,327

Operating expenses
    Salaries, wages and benefits                     405,903          405,866          884,592          515,277
    Maintenance materials and repairs                354,219          446,915          663,419          518,464
    Fuel expense                                     471,059          382,480          843,324          498,270
    Aircraft lease and rental                        167,709          193,315          396,726          283,263
    Depreciation and amortization                     60,865          232,188          118,205          270,900
    Aircraft insurance                               101,691           67,868          203,047          129,420
    Loss on other assets                                  --               --          195,645               --
    Professional and consulting                       78,607          226,093          277,746        1,708,957
    Other operating expenses                         329,030          442,494          616,825          786,531
                                               -------------    -------------    -------------    -------------

      Total operating expenses                     1,969,083        2,397,219        4,199,529        4,711,082
                                               -------------    -------------    -------------    -------------

Loss from operations                                (221,538)        (758,642)        (758,369)      (2,827,755)
                                               -------------    -------------    -------------    -------------

Other income (expenses)
    Other income                                      22,607               --           22,607               --
    Interest expense                                 (35,279)        (331,769)        (105,619)        (331,769)
                                               -------------    -------------    -------------    -------------

      Total other income (expenses)                  (12,672)        (331,769)         (83,012)        (331,769)

Loss before provision for income taxes              (234,210)      (1,090,411)        (841,381)      (3,159,524)

Provision for income taxes                                --               --               --               --
                                               -------------    -------------    -------------    -------------

Net loss                                       $    (234,210)   $  (1,090,411)   $    (841,381)   $  (3,159,524)
                                               =============    =============    =============    =============

Loss per common share - basic and diluted      $       (0.00)   $       (0.01)   $       (0.00)   $       (0.05)
                                               =============    =============    =============    =============

Weighted average common shares outstanding -
    Basic and diluted                            363,805,345       82,971,383      344,751,672       63,067,070
                                               =============    =============    =============    =============

            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)


                                                                                           Loan Fees
                                                       Common Stock         Additional    Related to                       Total
                                                ------------------------     Paid-in      Equity Line    Accumulated   Stockholders'
                                                 Shares         Amount       Capital       of Credit       Deficit        Deficit
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance, June 30, 2004                         259,394,413   $   259,394   $ 5,590,611    $  (389,604)   $(6,922,582)   $(1,462,181)

Issuance of common stock for services           17,000,000        17,000        73,100             --             --         90,100

Issuance of common stock for cash
   related to equity line of credit,
   net of offering costs of $0                   9,433,962         9,434        40,566             --             --         50,000

Issuance of common stock to lenders
   in satisfaction of notes payable             77,577,940        77,578       123,077             --             --        200,655

Issuance of common stock to
   stockholder in satisfaction of
   due to stockholder                           13,575,470        13,575        49,331             --             --         62,906

Loan fees related to notes payable                      --            --            --        (71,500)            --        (71,500)

Amortization of loan fees related to
   equity line of credit                                --            --      (147,500)       147,500             --             --

Amortization of loan fees related to
   convertible debenture and notes payable              --            --            --         46,498             --         46,498


Net loss                                                --            --            --             --       (841,381)      (841,381)
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2004                     376,981,785   $   376,981   $ 5,729,185    $  (267,106)   $(7,763,963)   $(1,924,903)
                                               ===========   ===========   ===========    ===========    ===========    ===========

            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)

                                                             December 31    December 31
                                                                 2004           2003
                                                             -----------    -----------
Cash flows from operating activities:
    Net loss                                                 $  (841,381)   $(3,159,524)
    Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation and amortization                              118,205        270,900
      Deemed interest expense                                         --          7,595
      Stock based compensation                                    90,100      1,507,660
      Loss on other asset                                        195,645             --
      Forgiveness of debt related to due to stockholder          (16,500)            --
    Changes in operating assets and liabilities:
      Change in accounts receivable                               18,146       (132,682)
      Change in other current assets                               9,931             --
      Change in other assets                                      69,744       (111,325)
      Change in accounts payable                                  65,873        935,989
      Change in accrued expenses and other
         current liabilities                                     (59,177)        34,354
      Change in unearned revenue                                  54,582             --
      Change in other liability                                  152,324             --
                                                             -----------    -----------
         Net cash used by operating activities                  (142,508)      (647,033)

Cash flows from investing activities:
    Purchase of fixed assets                                    (343,702)      (438,576)
                                                             -----------    -----------
         Net cash used by investing activities                  (343,702)    (6,219,596)

Cash flows from financing activities:
    Proceeds from notes payable                                2,766,710      1,647,284
    Principal payments on notes payable                         (250,000)      (910,000)
    Principal payments on capital lease obligations           (1,873,278)      (732,157)
    Change in due to stockholder                                  (8,500)       225,000
    Proceeds from convertible debenture                               --        250,000
    Loan fees related to notes payable                           (71,500)       (89,500)
    Loan fees related to convertible debentures                       --        (25,000)
    Proceeds from issuance of common stock                        50,000        864,500
                                                             -----------    -----------
         Net cash provided by financing activities               613,432      1,230,127
                                                             -----------    -----------

Net increase in cash                                             127,222        144,518

Cash, at beginning of period                                     328,732        227,772
                                                             -----------    -----------

Cash, at end of period                                       $   455,954    $   372,290
                                                             ===========    ===========

Supplemental disclosure of cash flow information:
    Cash during the period for:
      Income taxes paid                                      $        --    $        --
                                                             ===========    ===========
      Interest                                               $    70,233    $   169,877
                                                             ===========    ===========

Supplemental disclosure of financing activities:
    Conversion of convertible Compensation debentures
      into 3,433,722 shares of Common Stock                  $        --    $   290,000
                                                             ===========    ===========
    Conversion of convertible debentures
      into 4,716,088 shares of Common Stock                  $        --    $   500,000
                                                             ===========    ===========
    Assumption of capital lease obligations                  $        --    $ 5,781,020
                                                             ===========    ===========
    Issuance of 77,077,940 shares of common stock
      to lenders in satisfaction of notes payable            $   200,655    $        --
                                                             ===========    ===========
    Issuance of 13,575,470 shares of common stock
      to stockholder in satisfaction of due to stockholder   $    62,906    $        --
                                                             ===========    ===========
    Amortization of loan fees related to
      equity line of credit                                  $   147,500    $        --
                                                             ===========    ===========

            See Accompanying Notes to Condensed Financial Statements

                          ELITE FLIGHT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the fiscal year ended June 30, 2004 of Elite Flight Solutions, Inc. (the "Company").

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2004 and the results of operations, statements of shareholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 7 years. The related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operating income or loss.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Reclassifications - The prior period financial statements reflect certain reclassifications, which have no effect on net loss, to conform to classifications in the current year.

Concentration - Currently, the Company receives approximately 93% of its revenue from a single contract with Yukon-Kuskokwim Health Coporation ("YHKC"). YHKC is a tribal consortium of 58 federally recognized tribes that contracts with the federal government pursuant to the Indian Self-Determination and Education Assistance Act, 25 U.S.C.450, et seq., to provide health care and related services to Alaska Natives. Through its wholly owned subsidiary, the Company provides air ambulance service to YKHC.

                          ELITE FLIGHT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $841,000 for the period ended December 31, 2004. The Company's current liabilities exceed its current assets by approximately $2,133,000 as of December 31, 2004. The Company's net cash used from operating activities approximated $142,508 during the year ended June 30, 2004.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to seek out other business operations. The Company intends to seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives. The Company currently estimates sufficient ability to fund operating shortfalls and potential acquisitions as part of the remaining terms of the Equity Line of Credit with Cornell Capital Partners.

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Elite Flight Solutions, Inc. (the "Company"), and its wholly subsidiaries America Air Networks Alaska, Inc. ("American Alaska"), Optimum Aviation, Inc. ("Optimum"), and Delta Romeo, Inc. ("Delta Romeo").

NOTE 4 - BUSINESS ACQUISITION

Effective October 1, 2004, the Company entered into an Agreement for Purchase and Sale (the "Agreement") to acquire 100% of Delta Romeo, Inc. ("Delta Romeo") in exchange for $277,324. Prior to the transaction, Delta Romeo was leasing an aircraft to the Company for use in the Alaska operations. The Company recorded the related lease as a capital lease and was unable to pay the final lease payment of $1,880,000 in September 2004 to purchase the aircraft. Accordingly, the Company's management negotiated the acquisition of Delta Romeo effectively purchasing the aircraft. The Company assumed a note payable held by Delta Romeo totaling $1,583,076 which financed the original purchase of the aircraft by Delta Romeo.

Under the terms of the Agreement, the Company is required to pay the $277,324 acquisition price with an initial $25,000 on closing and ten additional $25,000 payments commencing ten days after closing and every ten day period thereafter. The final payment of $2,324 is required ten days after the final $25,000 payment.

As of December 31, 2004, the Company had completed payments totaling $125,000 and subsequently completed the remaining payments totaling $152,324 in February 2005. Accordingly, the Company recorded an other liability for the $152,324 as of December 31, 2004.

                          ELITE FLIGHT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The Company refinanced the note payable in December 2004 whereby the Company paid the existing note balance and borrowed an additional $308,966 for an engine overhaul for the aircraft. The Company capitalized the engine overhaul which will be depreciated over the expected life of the engine.


NOTE 5 - OTHER ASSETS

As of December 31, 2004, other assets totaling $107,775 consists of the following:

Deposit related to the agreement to lease two
   Lear Jet aircraft                                                    $106,000
   Miscellaneous                                                           1,775

                                                                        --------

                                                                        $107,775
                                                                        ========
NOTE 6 - NOTES PAYABLE

--------------------------------------------------------------------------------
As of December 31, 2004, notes payable consist of the following:
-------------------------------------------------------------------- -----------
Promissory note from a financial institution, secured by the
Company's aircraft, bearing an interest rate of prime plus 1.00%, currently 6.250%, with monthly payments currently at $18,827 per month through July 2008 with the unpaid balance to be paid in
August 2008.                                                          $1,891,710
-------------------------------------------------------------------- -----------
Promissory notes from Cornell Capital Partners, LLP, unsecured,
bearing an interest rate of 5% and payable on demand                      50,852
-------------------------------------------------------------------- -----------
Promissory note from an Cornell Capital Partners, LLP, unsecured,
bearing an interest rate of 12%, and maturing on call                    100,000
-------------------------------------------------------------------- -----------
Promissory note from an Cornell Capital Partners, LLP, secured,
bearing an interest rate of 12%, and maturing in February, 2005           75,000
-------------------------------------------------------------------- -----------
Promissory note from an Cornell Capital Partners, LLP, secured,
bearing an interest rate of 12%, and maturing in September, 2005         800,000
-------------------------------------------------------------------- -----------
Promissory notes from an entity, unsecured, bearing an interest
rate of 6%, and maturing on call.                                         21,000
                                                                     -----------
-------------------------------------------------------------------- -----------
                                                                      $2,938,562
-------------------------------------------------------------------- -----------
Less:  amounts due within one year                                     1,145,100
                                                                     -----------
-------------------------------------------------------------------- -----------
Long-term portion of note payable                                     $1,793,462
                                                                     ===========
--------------------------------------------------------------------------------

                          ELITE FLIGHT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
As of December 31, 2004, principal payment on the notes payable are as follows:
--------------------------------------------------------------------------------
January 1, 2005 through June 30, 2005                                   $289,204
-------------------------------------------------------------------- -----------
2006                                                                     913,561
-------------------------------------------------------------------- -----------
2007                                                                     120,866
-------------------------------------------------------------------- -----------
2008                                                                     128,640
-------------------------------------------------------------------- -----------
2009                                                                   1,486,291
                                                                     -----------
--------------------------------------------------------------------------------
                                                                      $2,938,562
                                                                     ===========
--------------------------------------------------------------------------------

Certain Material Related Covenant - The Company is bound by a covenant in relation to the $1,891,710 note whereby the Company's subsidiary Delta Romeo, Inc. is required to maintain a minimum tangible net worth of $15,000,000 at fiscal year end. The Company is currently negotiating with the financial institution to amend the related note agreement to remove that specific covenant as management of the Company anticipates it will not be met. Management believes that it will be successful and that an event of default will not occur as a result of the covenant.

NOTE 7 - DUE TO STOCKHOLDER

During August 2004, the Company issued 13,575,470 shares to Funding Enterprises for satisfaction of due to stockholder totaling $62,906.

During August 2004, the Company paid $10,000 to Funding Enterprises for satisfaction of due to stockholder.

During August 2004, the owner of Funding Enterprises loaned an additional $1,500 to the Company.

During December 2004, Funding Enterprises and its owner forgave the remaining $16,500 owed, which was recorded as part of other income totaling $22,607.

NOTE 8 - CONVERTIBLE DEBENTURE

During the period ended June 30, 2003, the Company issued a convertible debenture totaling $250,000 to Cornell Capital Partners, L.P. secured by all of the property of the Company pursuant to a securities purchase agreement in June 2003. Upon closing, the Company paid $59,500 (net of amortized expense of $500) in loan fees and other expenses which were capitalized and reflected as part of "Loan fees related to equity line of credit" and will be expensed over the life of the loan using the straight-line method. During the year ended June 30, 2004, the Company issued a second convertible debenture totaling $250,000 and incurred additional loan fees totaling $25,000. During the year ended June 30, 2004, the Company converted these two debentures into 4,716,088 shares of the Company's common stock. Accordingly, the Company expensed loan fees totaling $84,000 for the year ended June 30, 2004. The Company recorded interest related to the beneficial conversion feature totaling $1,079 and $169,060 for period from November 1, 2003 (Inception) and for the year ended June 30, 2004, respectively.

During the twelve months ended June 30, 2004 the Company issued an additional debenture for $890,000 and incurred additional loan fees of $89,000. The debenture bears an interest rate of 5.0%. The debenture has a two year term. The lender has the option of converting this debentures to common stock, at the lower of a)twenty -five cents ($0.25), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. During the twelve months ended June 30, 2004, Cornell Capital Partners, L.P. converted $130,000 of the debenture into 21,780,303 shares of the Company's common stock. The Company also recorded interest related to the beneficial conversion feature totaling $556,225 for the twelve months ended June 30, 2004. No conversion was made during the six month period ended December 31, 2004.

                          ELITE FLIGHT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - EQUITY LINE OF CREDIT

In June 2003, the Company entered into a Regulation D Common Stock Private Equity Line of Credit Agreement ("Credit Agreement") with Cornell Capital Partners, LP ("Cornell"). The Credit Agreement entitles the Company to draw funds up to $10,000,000 from issuance of its common stock for an amount equal to 95% of the market value at the time of each draw request, expiring June 2005, subject to certain terms and conditions. Additionally, the Credit Agreement requires the Company to pay Cornell a commitment fee in the amount of $590,000 to be paid by the issuance of a Convertible Compensation Debenture, as discussed in Note 10. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Subscription Agreement.

For the year ended June 30, 2004, the Company issued 76,075,259 for cash totaling $1,928,990, net of offering costs of $107,298.

During the six months ended December 31, 2004, the Company issued 9,433,062 common stock for cash totaling $50,000.

NOTE 10 - CONVERTIBLE COMPENSATION DEBENTURE

In June 2003, pursuant to the Credit Agreement, as discussed in Note 9, the Company entered into a Convertible Compensation Debenture ("Compensation Debenture") with Cornell totaling $590,000. The balance was unsecured, had an interest rate of 5.0%, with principal and interest due June 2006. Additionally, Cornell was entitled to convert all or part of the principal and interest balance of the Debenture into the Company's common stock equal to the lowest closing bid price for the three trading days immediately preceding the conversion date. The Company has accounted for this transaction as a long-term liability and "Unamortized loan fees" which will be amortized over the life of the Credit Agreement. During the twelve months ended June 30, 2004, Cornell converted all of the $590,000 of the Compensation Debenture into 12,262,433 shares of common stock and amortized $295,000 of the loan fees. During the six months ended December 31, 2004 the Company amortized $147,500 of the loan fees.

NOTE 11 - CAPITAL LEASE OBLIGATIONS

On September 29, 2003, the Company entered into a capital lease with Delta Romeo, Inc. for a Cessna Citation II aircraft for its Alaska air ambulance service contract. The term of the lease is twelve months. The Company is obligated to purchase the aircraft at the end of the lease term for $1,880,000 and the monthly payment is $20,000. The Company was unable to pay the final payment due on September 30, 2004.

                          ELITE FLIGHT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

As discussed in Note 4, due to the acquisition of Delta Romeo, Inc. The Company replaced the capital lease obligation through the assumption of a note payable held by Delta Romeo, Inc. for the same aircraft with a third party financial institution. Accordingly, no assets are recorded in relation to capital leases.

NOTE 12 - CAPITAL STOCK

In August 2004, the Company issued 17,000,000 shares to KMA Capital Partners, Ltd pursuant to a consulting agreement with the Company.

In August 2004, the Company issued 13,575,470 shares to Funding Enterprises for satisfaction of due to stockholder totaling $62,906.

In August 2004, the Company issued 74,901,500 shares to several lenders and a shareholder in satisfaction of notes payable totaling $149,803.

In October 2004, the Company issued 2,676,440 shares to Cornell in satisfaction of a note payable totaling $50,852.

NOTE 13 - LOSS ON RETURN OF AIRCRAFT

On August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease was seven months. The Company was obligated to purchase the aircraft at the end of the lease term for $3,150,000 with a monthly payment of $100,000. As of June 30, 2004, the Company was in default of the lease and the aircraft was repossessed in May 2004. The Company negotiated a settlement of $225,000 for all interest and late penalties on the lease. Accordingly, the Company removed the capital lease obligation and recorded a liability of $225,000 as of June 30, 2004. Additionally, the Company recorded a loss on the return of the asset totaling $838,803. In September 2004, the Company paid the settlement for $225,000.

NOTE 14 - LOSS ON OTHER ASSETS

In August the Company agreed to transfer the aircraft certificate I.D. to the managers of FlyJets.Biz (changed to Optimum Aviation Inc.) in exchange for their assumption of accounts payable related to that aircraft. As of December 31, 2004, the party has not signed the Release Agreement. The Company has therefore recorded a loss on Other Assets of $105,645 as of September 30, 2004.

On March 8, 2004, the Company entered into an operating lease for a Cessna Citation III aircraft for its Florida charter service. The lease term is thirty-six months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 will be $120,000, payments for the fiscal year ended June 30, 2005 will be $360,000, payments for the fiscal year ended June 30, 2006 will be $360,000 and payments for the fiscal year ended June 30, 2007 will be $240,000. A deposit of $60,000 has been paid to the lessor and will be returned to the Company at the end of the lease term. The lessor, Thunder Aviation Acquisition, Inc. (Thunder), filed a lawsuit against EP Aviation, Inc. and the Company alleging that EP Aviation and the Company breached this lease agreement by failing to make the related lease payments and causing a lien to be placed against the aircraft. Thunder sought damages totaling $30,000 in monthly base rent, $31,054 in landing expenses, and $6,097 in other miscellaneous expenses. Further, Thunder sought an additional $47,271 to be incurred to release the lien. The aircraft was returned and the suit was settled in the amount of $50,000. Accordingly, the Company recorded a loss related to the $60,000 deposit and $30,000 in other prepaid expenses for a total of $90,000. As of December 31, 2004, the Company recorded the settlement liability as part of accounts payable, which was paid in January 2005.

                          ELITE FLIGHT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 15 - COMMITMENTS AND CONTINGENCIES

On September 22, 2003, the Company entered into an operating lease for two Lear Jet 35A aircraft for its Alaska air ambulance service contract. The lease term is eighteen months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 will be $280,000 and payments for the fiscal year ended June 30, 2005 will be $224,000. A deposit of $84,000 and an MSP reserve of $22,000 have been paid to the lessor and will be returned to the Company at the end of the lease term.

On August 15, 2004 the Company entered into an operating lease for a Gates Lear Jet for one year. Thereafter, this lease will be automatically renewed on a month-to-month basis, unless sooner terminated by either party upon thirty (30) days written notice to the other party.

Optimum Aviation, Inc., Inc.,(changed to Optimum Aviation Inc.) a wholly owned subsidiary of the Company, leased a hangar and offices at Sarasota/Bradenton International Airport commencing May 1, 2003 for a 36 month term. Additionally, Optimum Aviation, Inc., Inc. leased an additional hangar at the same location commencing July 1, 2003 for a 36 month term. Lease payments for the fiscal years ended June 30, 2005 and 2006 are $134,190 and $125,670, respectively.

As from September 1, Optimum reached an agreement with the lessor to release the Company from its lease obligation for a hangar and offices at Sarasota/Bradenton International Airport. The lease will be taken over by the managers of Optimum.

NOTE 16 - CONTRACT

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

During December 2004, the Company received an advance payment for the monthly minimum payment of $440,000 required under the contract. Accordingly, the Company recorded unearned revenue for this amount as well as $57,582 of amortizable insurance premium due to increased coverage.

                          ELITE FLIGHT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 17 - LEGAL PROCEEDINGS

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

As discussed in Note 18, the Company entered into a settlement agreement with Flight Solutions, Inc. whereby the Company agreed to change the name of the Company and to cease the use of Flight Solutions mark.

NOTE 18 - SUBSEQUENT EVENTS

During January 2005, the Company satisfied the settlement with Thunder (See Note
14) in the amount of $50,000.

During February 2005, the Company entered into a settlement agreement with Flight Solutions, Inc. whereby the Company agreed to change the name of the Company and to cease the use of Flight Solutions mark as discussed in Note 17. As of the date of this filing, the Company has not obtained the shareholder approval to change the name.

During March 2005, the Company entered into a Promissory Note with Cornell Capital whereby the Company received $525,000. The note is secured by the property of the Company, bearing interest at 12%, with interest and principal payable in March 2006.

On April 6, 2005, Elite Flight entered into an Asset Sale Agreement with Stateline Ford, Inc. ("Stateline"), the owner and operator of a New Jersey dealership (the "Dealership") which is duly franchised for the sale of Ford and Hyundai automobiles, trucks and used vehicles, pursuant to which Stateline is to convey its Ford and Hyundai business, and all of the personal property used in connection there with, together with its Ford and Hyundai franchise rights to the Company (collectively, the "Assets"). The purchase price for the Assets is $800,000. The closing shall occur within 15 days after all of the contingencies in the Agreement are satisfied. In addition, pursuant to a Real Estate Sale Agreement and Membership Purchase Agreement dated April 6, 2004, the Company will purchase the land, buildings and improvements associated with the Dealership (the "Property") upon the closing of the transaction. The total purchase price for the Property is $3,200,000. This transaction may not close, as it is subject to several contingencies, one of which is that Elite Flight has to enter into a franchise agreement with Ford and Hyundai, which may not be successful. In addition, the Company must obtain the necessary financing to purchase the Assets and Property.

                          ELITE FLIGHT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 19 - SEGMENT INFORMATION

The Company previously measured operating results as two reportable business segments: ALASKA and OPTIMUM, which related operations were conducted in Alaska and Florida, respectively.

During the second quarter, the Company ceased all operations in Florida and Optimum. Accordingly, no segment information has been reported due to the minimal operations in Florida for the six months ended December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction - Forward Looking Statements

      This Form 10-QSB contains "forward-looking statements" relating to Elite Flight Solutions, Inc. and its subsidiaries, (collectively, the "Company" or "Elite Flight") which represent Elite Flight's current expectations or beliefs including, but not limited to, statements concerning Elite Flight's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Elite Flight to continue its growth strategy and competition, certain of which are beyond Elight Flight's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Financial Condition

      Elite Flight had an accumulated deficit of $7,763,963 from inception through December 31, 2004 and an accumulated deficit of $6,922,582 from inception through June 30, 2004. For the six months ended December 31, 2004, we had a net loss of $841,381. As of December 31, 2004, we had cash on hand of $455,954 and current liabilities of $2,675,120. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Elite Flight must successfully expand its business operations and become profitable to achieve a sound financial condition. Currently, there is substantial risk that we will be unable to continue operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

      On August 17, 2004, the Company transferred its Federal Aviation Administration AIR CHARTER CERTIFICATE ID - TODA3761 to One World Wide, LLC, which effectively transferred the Company's minimal charter operations, in exchange for the assumption of $105,000 of the Company's debt. As discussed below, the Company is currently considering an acquisition in a completely different industry. However, no assurance can be given that the contemplated acquisition will close.

      Since its inception in June of 2003, Elite Flight operated a charter and aircraft management business through its subsidiary FlyJets.BIZ. This subsidiary (d/b/a Optimum Aviation, Inc. as of March 2004) produced nominal revenue and ceased operations in September 2004. Management does not intend to re-enter the charter and aircraft management business.

      Commencing in October of 2003, Elite Flight's subsidiary, American Air Network Alaska Inc. ("AANA"), has been providing air ambulance service to Yukon-Kuskokwin Health Corporation ("YKHC"). AANA's contract with YKHC expires in September 2008. AANA revenues have been the majority of Elite Flight's revenues since June 30, 2003.

      Effective October 1, 2004, the Company entered into an Agreement for Purchase and Sale (the "Agreement") to acquire 100% of Delta Romeo, Inc. ("Delta Romeo") in exchange for $277,324. Prior to the transaction, Delta Romeo was leasing an aircraft to the Company for use in the Company's AANA operations. The Company recorded the related lease as a capital lease and was unable to pay the final lease payment of $1,880,000 in September to purchase the aircraft. Accordingly, the Company's management negotiated the acquisition of Delta Romeo effectively purchasing the aircraft. The Company assumed a note payable held by Delta Romeo totaling $1,583,076 which financed the original purchase of the aircraft by Delta Romeo.

      Under the terms of the Agreement, the Company is required to pay the $277,324 acquisition price with an initial $25,000 on closing and ten additional $25,000 payments commencing ten days after closing and every ten day period thereafter. The final payment of $2,324 is required ten days after the final $25,000 payment.

      As of December 31, 2004, the Company had completed payments totaling $125,000 and subsequently completed the remaining $152,324 payments in February 2005. Accordingly, the Company recorded another liability for the $152,324 as of December 31, 2004.

      The Company refinanced the note payable in December 2004 whereby the Company paid the existing note balance and borrowed an additional $308,966 for an engine overhaul for the aircraft. The Company capitalized the engine overhaul which will be depreciated over the expected life of the engine.

      On April 6, 2005, Elite Flight entered into an Asset Sale Agreement with Stateline Ford, Inc. ("Stateline"), the owner and operator of a New Jersey dealership (the "Dealership") which is duly franchised for the sale of Ford and Hyundai automobiles, trucks and used vehicles, pursuant to which Stateline is to convey its Ford and Hyundai business, and all of the personal property used in connection there with, together with its Ford and Hyundai franchise rights to the Company (collectively, the "Assets"). The purchase price for the Assets is $800,000. The closing shall occur within 15 days after all of the contingencies in the Agreement are satisfied. In addition, pursuant to a Real Estate Sale Agreement and Membership Purchase Agreement dated April 6, 2004, the Company will purchase the land, buildings and improvements associated with the Dealership (the "Property") upon the closing of the transaction. The total purchase price for the Property is $3,200,000. This transaction may not close, as it is subject to several contingencies, one of which is that Elite Flight has to enter into a franchise agreement with Ford and Hyundai, which may not be successful. In addition, the Company must obtain the necessary financing to purchase the Assets and Property.

      As of the date of this Report, the only operating business of Elite is through its majority owned subsidiary, AANA.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

      REVENUES

      Elite had revenues of $1,747,545 for the three months ended December 31, 2004. This compares to revenues of $1,638,577, or an increase of $108,968, for the three month period ended December 31, 2003. The increase in revenue for the three month period was due solely to revenues generated by the Alaska Air Ambulance contract pursuant to which the Company provided air ambulance services to YKHC. The Company ceased operating its charter and aircraft management business in September 2004.

      OPERATING EXPENSES

      Elite Flight incurred operating expenses of $1,969,083 for the three months ended December 31, 2004. This compares to $2,397,219, or a decrease of $428,136, for the three months ended December 31, 2003. A decrease in depreciation and amortization of $171,323 and a decrease in professional and consulting expenses of $147,486 represents the majority of the decrease in expenses. Both of these decreases are due to the charter and aircraft management business that creased operations in September 2004. A breakdown of the operating expenses for the three months ended December 31, 2004 is as follows:

      Salaries, wages and benefits - $405,903;
      Maintenance, materials and repair - $354,219;
      Fuel Expense - $471,059 (which constituted the majority of our operating expenses for this period);
      Aircraft Lease and rental - $167,709;
      Depreciation and Amortization $60,865;
      Aircraft Insurance - $101,691;
      Professional and Consulting - $78,607; and
      Other operating expenses $329,030. The $329,030 of Other Operating Expenses consisted mainly of Compensation for manager ($82,950), Contract Labor ($110,365), Rent ($53,262), Training ($12,816), Travel ($16,030),
and Other Miscellaneous expenses ($45,426).

      OTHER EXPENSES

      Elite Flight incurred interest expenses of $35,279, which was partially offset by other income of $22,607 for the three months ended December 31, 2004. The other income of $22,607 was primarily the result of a stockholder forgiving $16,500 in debt owed to the shareholder in December 2004. The Company had no other income in the 2003 period, and had $331,769 of interest expense.

      NET LOSS

      Elite Flight had a net loss for the three months ended December 31, 2004 of $234,210 or $0.001 per share. This compares to a net loss of $1,090,411, or $0.01 per share, for the three month period ended December 31, 2003. The majority of the net loss for the period ended December 31, 2003 was due to the start up costs associated with the Company's air ambulance business in Alaska. The decrease in net loss of $856,201 was mainly due to reduced operating expenses associated with the Company's charter and aircraft maintenance business that ceased operations in September 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2003

      REVENUES

      Elite Flight had revenues of $3,441,160 for the six months ended December 31, 2004. This compares to revenues of $1,883,327, or an increase of $1,557,833, for the six months ended December 31, 2003. The increase in revenue for the six month period ended December 31, 2004 was due mainly to revenues generated by a full six months of operation of the Company's Alaska air ambulance business, pursuant to which the Company provided air ambulance services to the YKHC. Elite operated its charter and aircraft management business for the six months ended December 31, 2003; however, that business operated nominally in 2004 and ceased operations in September 2004.

      OPERATING EXPENSES

      Elite Flight incurred operating expenses of $4,199,529 for the six months ended December 31, 2004. This compares to $4,711,082, or a decrease of $511,553, for the six months ended December 31, 2003. The Company experienced an increase in virtually all expense categories as a result of a full six months of operation of its Alaska air ambulance contract. These increases were offset by a substantial decrease in professional and consulting fees of $1,431,211 for the six month period ended December 31, 2004. A breakdown of operating expenses for the six months ended December 31, 2004 is as follows:

      Salaries, wages and benefits - $884,592
      Maintenance, materials and repairs - $663,419;
      Fuel expense - $843,324;
      Aircraft lease and rental $396,726;
      Depreciation and Amortization $118,205;
      Aircraft Insurance - $203,047;
      Loss on Other Assets - $195,645;
      Professional and Consulting - $277,746; and
      Other operating expenses - $616,825. The $616,825 of other operating expenses consists mainly of Compensation for Minority Partner ($82,950), Contract Labor ($125,218), Rent ($111,367), Training ($67,136), Travel
($60,738), and Other Miscellaneous expenses ($45,426)for the six months ended December 31, 2004.

      NET LOSS

      Elite Flight had a net loss of $841,381 for the six months ended December 31, 2004 or $0.002 per share. This compares to a net loss of $3,159,524, or $0.05 per share, for the six month period ended December 31, 2003. The majority of the net loss for the six month period ended December 31, 2003 was due to the start up cost associated with the Company's air ambulance business in Alaska that commenced in October of 2003. The decrease in net loss of $2,318,143 was due mainly to an increase in revenues of $1,557,833 and the reduction of operating expenses from the Company's charter and aircraft maintenance business that ceased operations in September 2004.

      OTHER EXPENSES

      For the six months ended December 31, 2004, Elite Flight has other income of $22,607 and interest expenses of $105,619. For the 2003 period, Elite Flight has no other income, and interest expense of $331,769.

LIQUIDITY AND CAPITAL RESOURCES

      As of April 15, 2005, Elite Flight had approximately $10,350 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy Elite Flight's need for working capital. As of December 31, 2004, Elite had a working capital deficit of $2,132,929. Unless Elite Flight can raise sufficient funds to alleviate this working capital deficit, there is a substantial risk that the Company will have to cease operations.

      Net cash used in operating activities during the six months ended December 31, 2004 was $142,508, compared to $647,033 for the six months ended December 31, 2003. The decrease in cash used in operating activities was due primarily to the decrease in loss from operations of $2,318,143.

      Net cash used in investing activities for the six month period ended December 31, 2004 and December 31, 2003 was $343,702 and $438,576, respectively. The decrease in cash used in investing activities was due to the decrease in the purchase of fixed assets of $94,874.

      Net cash provided by financing activities for the six months ended December 31, 2004 was $613,432, compared to $1,230,127 for the six month period ended December 31, 2003. The decrease in cash provided by financing activities was due primarily to the decrease in proceeds from convertible debentures and the increase in principal payments on capital lease obligations.

      Elite Flight received $2,766,710 in proceeds from notes in the six months ended December 31, 2004. Elite Flight may not be able to borrow in the future or if such loans are available, that may be on terms that are acceptable to the Company. Management realizes that Elite Flight must ultimately be able to generate sufficient cash flows from operations of the business to allow it to successfully sustain itself independent of outside capital and loans. Currently, there is substantial risk that we will be unable to continue operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      June 9, 2003, Elite Flight entered into an Equity Line of Credit with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital shares of our common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital will pay Elite Flight 95% of, or a 5% discount to the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital will retain 6% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell Capital received a one-time commitment fee in the form of a compensation debenture in the face amount of $590,000 on June 9, 2003. On August 28, 2003, Elite Flight filed a registration statement registering 78,675,000 shares of common stock in connection with the secured convertible debentures and the Equity Line of Credit, among other shares. On September 16, 2003, the SEC declared the registration statement effective. Pursuant to a request received from the SEC, the Company filed a Post Effective Amendment to its Form SB-2 Registration Statement after the Company completed the increase in the authorized shares of Elite Flight's common stock. On April 28, 2004 the Company filed an additional registration statement, registering 403,776,877 shares of common stock under the Equity line of Credit. This registration statement was declared effective on May 13, 2004. Through June 30, 2004, Elite Flight has made advances totaling $1,928,990 net of offering costs of $107,298, issuing 76,075,259 shares of its common stock. During the three months ended September 30, 2004, Elite Flight issued 9,433,062 shares of common stock for cash totaling $50,000 under the Equity Line of Credit. Through June 30, 2004, Cornell Capital converted all of the $590,000 of the compensation debentures into 12,262,433 shares of common stock.

      On January 26, 2004, Cornell Capital purchased $890,000 of secured convertible debentures from the Company. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) an amount equal to one hundred twenty percent (120%) of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by all of the assets of Elite Flight. The debentures have a two-year term and accrue interest at 5% per year. At maturity, Elite Flight has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at conversion price equal to the lower of (i) an amount equal to 120% of the volume weighted average price of the Company's common stock on January 26, 2004 or (ii) 80% of the discount from the purchase price of the secured convertible debentures. Through June 30, 2004, Cornell Capital has converted $130,000 of these debentures into 21,780,303 common stock. During the three months ended December 31, 2004, no conversions were made under this debenture. As of December 31, 2004, the outstanding balance was $760,000 and $70,528 in unamortized loan fees.

      On February 20, 2004, the Company issued a $149,462 promissory note to Cornell. This note has been fully paid by the Company with the proceeds from the Equity Line of Credit and the loan fees have been amortized in full.

      On March 25, 2004, the Company issued a $400,000 promissory note to Cornell Capital. This note has been fully paid by the Company with the proceeds from the Equity Line of Credit and the loan fees have been amortized in full.

      On May 17, 2004, the Company issued a $100,000 promissory note to Cornell Capital. This note has been fully paid by the Company with the proceeds from the Equity Line of Credit and the loan fees have been amortized in full.

      On June 4, 2004, the Company issued a $200,000 promissory note to Cornell Capital. This note has been fully paid by the Company with the proceeds from the September 22, 2004 Promissory Note and the loan fees have been amortized in full.

      On June 28, 2004, the Company issued a $100,000 promissory note to Cornell Capital. At December 31, 2004, the outstanding balance was $100,000 and the loan fees have been amortized in full. As of the date of this Report, the Company is in default under this note. Accordingly, the Company is subject to the default terms set forth in the Note including the assignment of all assets, accounts receivable, and contract rights of the Company. In addition, Cornell may be appointed Attorney-in-Fact with full authority to take any action to facilitate compliance to this agreement.

      On September 1, 2004, the Company issued a $75,000 promissory note payable to Cornell Capital. As of December 31, 2004, the outstanding balance was $75,000 and $2,500 in unamortized loan fees. The note was due February 28, 2005. The annualized interest rate is 12% and a 10% [default penalty]. As of the date of this Report, the Company is in default under this note. Accordingly, the Company is subject to the default terms set forth in the Note including the assignment of all assets, accounts receivable, and contract rights of the Company. In addition, Cornell may be appointed Attorney-in-Fact with full authority to take any action to facilitate compliance to this agreement.

      On September 22, 2004, the Company issued a $800,000 promissory note payable to Cornell Capital. As of December 31, 2004, the outstanding balance was $800,000 and $46,557.78 unamortized loan fees. The note is due on September 20, 2005. There is a 12% annualized interest rate and an 8% fee.

      On September 18, 2003, the Company entered into a note with One World Wide LLC for $35,000. This note has been fully paid by the Company as part of stock issuances on August 3, 2004.On March 1, 2005 the Company entered into a promissory note payable with Cornell Capital totaling $525,000. There is a 12% annualized interest rate and a 10.5% fee.

      On March 8, 2004, Thunder Aviation Acquisition, Inc. and EP Aviation, Inc. entered into an operating lease for a Cessna Citation III aircraft for its Florida charter service. The lease term is thirty-six months with an option to renew for an additional six months. The lease payments consist of a base lease amount, engine reserve hourly charges and an over limit hourly charge. Under the terms of the lease, payments of the base lease amount for the fiscal year ended June 30, 2004 was $120,000, payments for the fiscal year ended June 30, 2005 would be $360,000, payments for the fiscal year ended June 30, 2007 would be $240,000. A deposit of $60,000 has been paid to the lessor and would have been returned to EP Aviation, Inc. at the end of the lease term. EP Aviation, Inc. had an option to purchase the aircraft at the end of the lease term for fair market value. Due to defaults under the lease, the aircraft was repossessed in September 2004, and the lessor filed suit against the Company. The aircraft was returned and the suit was settled for $50,000. Accordingly, the Company recorded a loss related to the $60,000 deposit and $30,000 in other prepaid expenses for a total of $90,000. As of December 31, 2004, the Company recorded the settlement liability as part of accounts payable, which was paid in January 2005.

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

      On April 6, 2005, Elite Flight entered into an Asset Sale Agreement with Stateline Ford, Inc. ("Stateline"), the owner and operator of a New Jersey dealership (the "Dealership") which is duly franchised for the sale of Ford and Hyundai automobiles, trucks and used vehicles, pursuant to which Stateline is to convey its Ford and Hyundai business, and all of the personal property used in connection there with, together with its Ford and Hyundai franchise rights to the Company (collectively, the "Assets"). The purchase price for the Assets is $800,000. The closing shall occur within 15 days after all of the contingencies in the Agreement are satisfied. In addition, pursuant to a Real Estate Sale Agreement and Membership Purchase Agreement dated April 6, 2004, the Company will purchase the land, buildings and improvements associated with the Dealership (the "Property") upon the closing of the transaction. The total purchase price for the Property is $3,200,000. This transaction may not close, as it is subject to several contingencies, one of which is that Elite Flight has to enter into a franchise agreement with Ford and Hyundai, which may not be successful. In addition, the Company must obtain the necessary financing to purchase the Assets and Property.

      The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business operations or whether it will incur further operating losses. The Company may not continue as a going concern without substantial funding, which may not be available.

      The Company estimates it will require $50,000 to $75,000 in the next fiscal year to cover legal, accounting, transfer and other miscellaneous costs of being a reporting Company. The Company will have a significant cash shortfall for current annual expenses, for which it has no source except shareholder loans or borrowing under its Equity Line of Credit, which there are no assurances that either will be available.

      The Company does not have capital sufficient to meet the Company's cash needs, including the cost of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, additional funds may not be available to the Company to allow it to cover its expenses as they may be incurred.

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

(B)  Changes In Internal Controls

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Executive Jet Management, Inc. sued Elite Flight seeking recovery of $19,927.70, plus costs and fees. Executive Jet Management, Inc. and Elite Flight entered into a Mutual Release and Settlement Agreement pursuant to which Elite Flight was required to pay Executive Jet Management, Inc. $19,927.70. Elite Flight has complied with all terms of the Mutual Release and Settlement Agreement, including final and full payment to the Executive Jet Management, Inc. Executive Jet Management, Inc. released all claims against Elite Flight and executed a Satisfaction of Judgment on September 17, 2004.

      Aviation Charter, Inc. filed a lawsuit against Elite Flight in the County Court in Hennepin, Minnesota claiming that Elite Flight was indebted to Aviation Charter, Inc. for aviation charter services contracted for by Elite Flight. The suit was served on Elite Flight's registered agent on October 15, 2004. The amount sought is $5,778.19.

      Thunder Aviation Acquisition, Inc. filed a lawsuit against EP Aviation, Inc. and the Company alleging that EP Aviation, Inc. and Elite Flight breached a lease agreement relating to a Cessna Citation III aircraft. Thunder Aviation sought $109,421.73, plus fees, costs and interest in the complaint. The Company settled the suit for $50,000 in January 2005.

      As part of the Company's prior charter operations, on August 11, 2003, the Company entered into a capital lease for a Cessna Citation III aircraft for its Florida charter service. The term of the lease was seven months. The Company is obligated to purchase the aircraft at the end of the lease term for $3,150,000 and the monthly payment is $100,000. As of June 30, 2004, the Company was in default of the lease and the aircraft was repossessed in May 2004. The Company entered into a settlement requiring the Company to pay $225,000 for all of the remaining amounts alleged to be due under the lease. The Company paid the settlement in full on September 21, 2004.

      On October 3, 2003, the Company received a demand letter claiming that the use of the name Elite Flight Solutions infringed on the trade name "Flight Solutions." The Company had been in settlement negotiations with the trademark holder, Flight Solutions, Inc., which involved the Company changing its corporate and trade names over a period of time. The Company was negotiating the settlement documents relating to this settlement proposal. There was no payment required by the Company to the Claimant under the current settlement proposal, except a nominal amount for the attorney's fees of the claimant relating to the preparation of the settlement documents. No lawsuit has been filed to date and further settlement discussions have not occurred in the past several months. The Company can not change its corporate name without appropriate shareholder approval. During February 2005, the Company entered into a settlement Agreement with Flight Solutions Inc., whereby the Company agreed to change the name of the Company and to cease the use of Flight Solutions mark. As of the date of this filing, the Company has not obtained the necessary shareholder approval to change the Company's name.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the six-month period ended December 31, 2004 the Company issued the following unregistered securities:

      On July 1, 2004, the Company issued 3,575,470 restricted common shares to Funding Enterprises as the final balance of 19,575,470 free shares owed for professional fees per SB-2.

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

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to One World Wide LLC for a reduction of $7,000 against the note held by One World Wide LLC in the amount of $35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to One World Wide LLC for a reduction of $7,000 against the note held by One World Wide LLC in the amount of $35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to Global Finance LLC for a reduction of $7,000 against the note held by One World Wide LLC in the amount of $35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to Grey Hawk LLC for a reduction of $7,000 against the note held by One World Wide LLC in the amount of $35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to Great West LLC for a reduction of $7,000 against the note held by One World Wide LLC in the amount of $35,000.

      On August 3, 2004, the Company issued 3,500,000 restricted common shares to O.W.W. Clearing LLC for a reduction of $7,000 against the note held by O.W.W. Clearing in the amount of $77,803.

      On August 3, 2004, the Company issued 35,401,500 restricted common shares to O.W.W. Clearing LLC for a reduction of $70,803 against the note held by O.W.W. Clearing in the amount of $77,803.

      On July 12, 2004, the Company issued 17,000,000 restricted common shares to KMA Capital Partners, Ltd., pursuant to a consulting agreement for marketing services between Elite Flight Solutions, Inc. and KMA Capital Partners, Ltd.

      With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding Medical Staffing so as to make an informed investment decision. More specifically, Elite Flight had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company's securities.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      On June 28, 2004, the Company issued a $100,000 promissory note to Cornell Capital. At December 31, 2004, the outstanding balance was $100,000 and the loan fees have been amortized in full. Upon default, Elite Flight is subject to the terms set forth in promissory note and corresponding security agreement including assignment of all assets, accounts receivable, and contract rights of the Company to Cornell Capital. In addition, Cornell Capital may be appointed as attorney-in-fact of Elite Flight with full authority to take any action necessary to facilitate compliance with the terms of the promissory note and security agreement.

      On September 1, 2004, the Company issued a $75,000 promissory note to Cornell Capital. As of December 31, 2004 the outstanding balance was $75,000 and $2,500 unamortized loan fees. The note was due February 28, 2005. There is a 12% annualized interest rate and a 10% fee. Upon default, Elite Flight is subject to the terms set forth in promissory note and corresponding security agreement including assignment of all assets, accounts receivable, and contract rights of the Company to Cornell Capital. In addition, Cornell Capital may be appointed as attorney-in-fact of Elite Flight with full authority to take any action necessary to facilitate compliance with the terms of the promissory note and security agreement.

      No action has yet been taken by Cornell Capital.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS

---------------------------------------------------------------------------------------------------------------------
Exhibit No.      Description                                    Location
---------------------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation, as amended       Incorporated by reference to Exhibit 3.1 to Form SB-2
                                                                filed with the SEC on August 28, 2003

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

3.6              Bylaws of Networks Alaska, Inc.                Incorporated by reference to Exhibit 3.6 to Form SB-2
                                                                filed with the SEC on August 28, 2003

3.7              Amendment to Certificate of Incorporation      Incorporate by reference to Exhibit 3.7 to Form 10-QSB
                                                                filed with the SEC on February 18, 2004

10.1             Lease                                          Incorporated by reference to Exhibit 10.1 to Form SB-2
                                                                filed with the SEC on August 28, 2003

10.2             Lease (Alaska)                                 Incorporated by reference to Exhibit 10.2 to Form SB-2
                                                                filed with the SEC on August 28, 2003

10.3             Aircraft Lease between Southwest Cartage,      Incorporated by reference to Exhibit 10.3 to Form SB-2
                 Inc. and registrant                            filed with the SEC on August 28, 2003

10.4             Aircraft Lease Agreement between America Air   Incorporated by reference to Exhibit 10.4 to Form SB-2
                 Network Alaska, Inc. and CIT Group Equipment   filed with the SEC on August 28, 2003
                 Financing, Inc.

10.5             Air Ambulance Services Agreement dated July    Incorporated by reference to Exhibit 10.5 to Form SB-2
                 30, 2003 between Yukon-Kuskokwim Health        filed with the SEC on August 28, 2003
                 Corporation and American Air Network, Inc.

10.6             Assignment Agreement dated July 30, 2003       Incorporated by reference to Exhibit 10.6 to Form SB-2
                 between Yukon-Kuskokwim Health Corporation,    filed with the SEC on August 28, 2003
                 American Air Network, Inc. and American Air
                 Network Alaska, Inc.

10.7             Agreement between American Air Network, Inc.   Incorporated by reference to Exhibit 10.7 to Form SB-2
                 and registrant                                 filed with the SEC on August 28, 2003

10.8             Aircraft Lease dated September 29, 2003        Incorporated by reference to Exhibit 10.8 to Form 10-QSB
                 between Delta Romeo, Inc., American Air        filed with the SEC on November 14, 2003
                 Network Alaska, Inc. and Elite Flight
                 Solutions, Inc.

10.9             Aircraft lease dated March 8, 2004 between     Incorporated by reference to Exhibit 10.9 to Form 10-QSB
                 Registered and Thunder Aviation, Inc.          filed with the SEC on May 17, 2004

10.10            Asset Sale Agreement dated April 6, 2005 by    Incorporated by reference to Exhibit 99.1 to Form 8-K
                 and between Stateline Ford, Inc. and Elite     filed with the SEC on April 11, 2005
                 Flight Solutions, Inc.

10.11            Real Estate Sale Agreement dated April 6,      Incorporated by reference to Exhibit 99.2 to Form 8-K
                 2005 by and between Stateline Reality,         filed with the SEC on April 11, 2005
                 L.L.C. and Elite Flight Solutions, Inc.

10.12            Membership Purchase Agreement dated April 6,   Incorporated by reference to Exhibit 99.3 to Form 8-K
                 2005 by and among Chris Preziosi, Albert       filed with the SEC on April 11, 2005
                 Preziosi, Jr. and Elite Flight Solutions,
                 Inc.

14.1             Code of Ethics                                 Incorporated by reference to Exhibit 14.1 to Form 10-KSB
                                                                filed with the SEC on November 19, 2004

31.1             Certification by Chief Executive               Provided herewith
                 Officer/Acting Principal Accounting Officer
                 pursuant to 15 U.S.C. Section 7241, as
                 adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

32.1             Certification by Chief Executive               Provided herewith
                 Officer/Principal Accounting Officer
                 pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

99.1             Share Exchange Agreement, dated February 4,    Incorporated by reference to Exhibit 99.1 to Form 8-K
                 2003, by and among Carcorp USA Corporation,    filed with the SEC on June 6, 2003
                 Elite Flight Solutions, Inc. and the
                 shareholders of Elite Flight Solutions, Inc.

99.2             Amendment to Share Exchange Agreement, dated   Incorporated by reference to Exhibit 99.2 to Form 8-K
                 May 30, 2003 by and among Carcorp USA          filed with the SEC on June 6, 2003
                 Corporation, Elite Flight Solutions, Inc.
                 and the shareholders of Elite Flight
                 Solutions, Inc.

99.3             Plan of Merger, dated May 30, 2003 by and      Incorporated by reference to Exhibit 99.2 to Form 8-K
                 between Carcorp USA Corporation and Elite      filed with the SEC on June 6, 2003
                 Flight Solutions, Inc.

99.4             Equity Line of Credit Agreement dated June     Incorporated by reference to Exhibit 99.4 to Form SB-2
                 9, 2003 between the Registrant and Cornell     filed with the SEC on August 28, 2003
                 Capital Partners LP

99.5             Registration Rights Agreement dated June 9,    Incorporated by reference to Exhibit 99.5 to Form SB-2
                 2003 between the Registrant and Cornell        filed with the SEC on August 28, 2003
                 Capital Partners, LP

99.6             Escrow Agreement dated June 9, 2003 among      Incorporated by reference to Exhibit 99.6 to Form SB-2
                 the Registrant, Cornell Capital Partners,      filed with the SEC on August 28, 2003
                 LP, and Butler Gonzalez, LLP

99.7             Securities Purchase Agreement dated June 9,    Incorporated by reference to Exhibit 99.7 to Form SB-2
                 2003 among the Registrant and the Buyers       filed with the SEC on August 28, 2003

99.8             Escrow Agreement dated June 9, 2003 among      Incorporated by reference to Exhibit 99.8 to Form SB-2
                 the Registrant, the Buyers, and Butler         filed with the SEC on August 28, 2003
                 Gonzalez, LLP

99.9             Debenture dated June 9, 2003 between the       Incorporated by reference to Exhibit 99.9 to Form SB-2
                 Registrant and Cornell Capital Partners LP     filed with the SEC on August 28, 2003

99.10            Compensation Debenture dated June 9, 2003      Incorporated by reference to Exhibit 99.10 to Form SB-2
                 between the Registrant and Cornell Capital     filed with the SEC on August 28, 2003
                 Partners LP

99.11            Investor Registration Rights Agreement dated   Incorporated by reference to Exhibit 99.11 to Form SB-2
                 June 9, 2003 between the Registrant and the    filed with the SEC on August 28, 2003
                 Investors

99.12            Placement Agent Agreement dated June 9, 2003   Incorporated by reference to Exhibit 99.12 to Form SB-2
                 among the Registrant, Katalyst Securities,     filed with the SEC on August 28, 2003
                 LLC and Cornell Capital Partners LP

99.13            $250,000 Debenture dated September 8, 2003     Incorporated by reference to Exhibit 99.13 to Form 10-KSB
                 between Registrant and Cornell Capital         filed with the SEC on September 29, 2003
                 Partners, LP

99.14            $175,000 Secured Promissory Note dated         Incorporated by reference to Exhibit 99.14 to Form 10-KSB
                 September 8, 2003 between Registrant and       filed with the SEC on September 29, 2003
                 Cornell Capital Partners, LP

99.15            $500,000 Promissory Note dated September 18,   Incorporated by reference to Exhibit 99.15 to Form 10-KSB
                 2003 between Registrant and Cornell Capital    filed with the SEC on September 29, 2003
                 Partners, LP

99.16            $400,000 Promissory Note dated October 29,     Incorporate by reference to Exhibit 99.16 to Form 10-QSB
                 2003 between Registrant and Cornell Capital    filed with the SEC on February 18, 2004
                 Partners, LP

99.17            $300,000 Promissory Note dated December 9,     Incorporate by reference to Exhibit 99.17 to Form 10-QSB
                 2003 between Registrant and Cornell Capital    filed with the SEC on February 18, 2004
                 Partners, LP

99.18            $890,000 Debenture dated January 26, 2004      Incorporate by reference to Exhibit 99.18 to Form 10-QSB
                 between Registrant and Cornell Capital         filed with the SEC on February 18, 2004
                 Partners, LP

99.19            Amended and Restated $890,000 Secured          Incorporate by reference to Exhibit 99.19 to Form SB-2
                 Debenture Between Registrant and Cornell       filed with the SEC on April 28, 2004
                 Capital Partners, LP

99.20            Consulting Agreement dated April 15, 2004,     Incorporate by reference to Exhibit 99.21 to Form SB-2
                 between Funding Enterprises, Inc. and Elite    filed with the SEC on April 28, 2004
                 Flight Solutions, Inc.

99.21            Consulting Agreement dated April 15, 2004      Incorporate by reference to Exhibit 99.21 to Form SB-2
                 between Global Finance, L.L.C. and Elite       filed with the SEC on April 28, 2004
                 Fight Solutions, Inc.

99.22            $149,462 Promissory Note issued to Cornell     Incorporated by reference to Exhibit 99.22 to Form 10-QSB
                 Capital Partners, LP dated February 20, 2004   filed with the SEC on May 17, 2004

99.23            $400,000 Promissory Note issued to Cornell     Incorporated by reference to Exhibit 99.23 to Form 10-QSB
                 Capital Partners, LP dated March 25, 2004      filed with the SEC on May 17, 2004

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Elite Flight has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 27, 2005.

                             ELITE FLIGHT SOLUTIONS, INC.


Date:    April 27, 2005       By:      /s/ Bruce Edwards
                                       -----------------
                                       Bruce Edwards
                                       Acting President, Acting Chief Executive
                                       Officer, Acting Principal Financial
                                       Officer and Sole Director